Form 10-K
period 2025-12-31
SIGA TECHNOLOGIES INC
filed 2026-03-10
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2025 as reported on The Nasdaq Global Market was approximately $302,150,075.

As of February 13, 2026, the registrant had outstanding 71,644,400 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2026 Annual	Part III
Meeting of Stockholders

SIGA TECHNOLOGIES, INC.
FORM 10-K

Part I

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations and statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to domestic and international customers, and the enforceability of our procurement contracts, such as the 19C BARDA Contract (the "BARDA Contract"), with the U.S. Biomedical Advanced Research and Development Authority ("BARDA"). The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (ii) the risk that SIGA is not able to enter into new contracts to supply TPOXX® to the U.S. Government, (iii) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to continue to successfully market TPOXX® internationally, (iv) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (v) the risk that target timing for deliveries of product to customers, and the recognition of related revenues, are delayed or adversely impacted by the actions, or inaction, of contract manufacturing organizations, or other vendors, within the supply chain, or due to coordination activities between the customer and supply chain vendors, (vi) the risk that SIGA or its collaborators will not obtain or maintain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent SIGA from seeking, obtaining, or maintaining needed approvals to market these products, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation, on SIGA’s businesses, (xiii) the impacts of significant recent shifts in trade policies, including the imposition of tariffs, retaliatory tariff measures, and subsequent modifications or suspensions thereof, and market reactions to such policies and resulting trade disputes, (xiv) the risk of disruptions to SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts, (xv) risks associated with actions or uncertainties surrounding the debt ceiling or the changes in the U.S. administration, and (xvi) the risk that the U.S. or foreign governments' responses (including inaction) to national or global economic conditions or infectious diseases, are ineffective and may adversely affect SIGA’s business, as well as the risks and uncertainties included in Item 1A “Risk Factors” of this Form 10-K. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events. The information contained on any website referenced in this Form 10-K is not incorporated by reference into this filing.

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

In addition to being approved by the FDA, oral TPOXX® (tecovirimat) has received regulatory approval from the European Medicines Agency ("EMA"), Health Canada, the Medicines and Healthcare Products Regulatory Agency ("MHRA") of the United Kingdom, and the Japanese Pharmaceuticals and Medical Devices Agency ("PMDA"). The EMA, MHRA and PMDA approved oral TPOXX® for the treatment of smallpox, monkeypox ("mpox"), cowpox, and vaccinia complications following vaccination against smallpox. Health Canada approved TPOXX® for the treatment of smallpox.

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

On July 24, 2025, the EMA’s Committee for Medicinal Products for Human Use (CHMP) closed its third annual reassessment for Tecovirimat-SIGA and initiated a referral procedure for the product following questions over its effectiveness in the treatment of mpox. These questions were raised following receipt of results from certain non-SIGA sponsored clinical trials evaluating tecovirimat as a potential mpox treatment including the PALM007 and STOMP clinical trials. In the referral procedure, CHMP reviewed all available data on the safety and efficacy of Tecovirimat-SIGA for all its authorized indications in order to make a recommendation to the European Commission whether the marketing authorization should be maintained, modified, suspended or withdrawn. The CHMP is expected to meet in March to issue its recommendation.  We expect the CHMP will confirm the positive benefit-risk balance of Tecovirimat-SIGA as a treatment for smallpox, cowpox, and vaccinia complications, and maintain those indications in the product label.  Regarding mpox, based on the results of the mpox clinical trials, we expect the CHMP will recommend withdrawal of the mpox indication. In the UK, Tecovirimat-SIGA is undergoing an annual reassessment by the MHRA.  This reassessment, which is ongoing, is substantially similar to the EMA’s annual reassessment process and could result in a similar outcome.

With respect to the regulatory approvals by the EMA, PMDA, MHRA and Health Canada, oral tecovirimat represents the same formulation approved by the FDA in July 2018 under the brand name TPOXX®.

In connection with a potential FDA label expansion of oral TPOXX® for an indication covering smallpox post-exposure prophylaxis (“PEP”), the Company has completed an immunogenicity trial and an expanded safety trial. The timing of a potential submission of a supplemental New Drug Application to the FDA (“Supplemental NDA”) for a smallpox PEP indication for oral TPOXX® will be based on the results of ongoing sample analyses from the immunogenicity trial; the Company is currently targeting a Supplemental NDA submission within the next twelve months.

Macroeconomic Environment

Future macroeconomic volatility, including changes to and uncertainty regarding tariffs and trade policies, could cause cost increases resulting in an adverse effect on the Company’s operating results. The Company’s supply chain was designed to lessen the impact of macroeconomic volatility such as through development of a U.S. domestic supply chain including U.S. production of API and finished product, and minimal reliance on ex-U.S. components for API and oral TPOXX®.

With respect to IV TPOXX®, tariff activity or other trading restrictions involving the U.S. and Europe may materially increase raw material costs for IV TPOXX® and, in turn, may materially increase IV TPOXX® overall manufacturing costs.

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, development of a pediatric formulation, support for manufacturing activities, and procurement activities. On April 8, 2025, total payments contemplated under the contract with BARDA were increased by $14.3 million to add funding for activities supporting manufacturing. On June 3, 2025, total payments contemplated under the contract with BARDA were increased by $13.2 million in connection with the development of the pediatric formulation of TPOXX®. As of December 31, 2025, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $630 million of payments, of which approximately $79.2 million of payments are included within the base period of performance, approximately $545.2 million of payments are related to exercised options and up to approximately $5.6 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $79.2 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $59.5 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2025, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile, and $31.2 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP.

The options that have been exercised as of December 31, 2025, provide for payments up to approximately $545.2 million. As of December 31, 2025, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $76.8 million for the manufacture of courses of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2025, a cumulative total of $450.2 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted; a cumulative total of $61.4 million of IV BDS or IV FDP has been either set aside in inventory or delivered to the Strategic Stockpile and accepted (IV BDS that has been set aside has been recorded as deferred revenue and will be recognized as revenue when the IV BDS is manufactured as IV FDP and delivered); and the Company has been cumulatively reimbursed $10.9 million in connection with post-marketing activities for oral and IV TPOXX®.

Unexercised options specify potential payments up to approximately $5.6 million in total (if all such options are exercised), all of which relates to supportive activities that we currently do not expect to be required.

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

U.S. Department of Defense Procurement Contracts

In 2024, the Company had sales of approximately $10 million with the U.S. Department of Defense ("DoD") (also known as the Department of War). Sales consisted mostly of delivery of oral TPOXX®, with a minor amount of IV TPOXX® delivered.

Over the past four years, the Company has received three procurement contracts from the DoD, totaling $28 million in value, mostly in connection with the manufacture and delivery of oral TPOXX®. All deliveries specified under these contracts have been fulfilled.

International Sales Activity

In the year ended December 31, 2025, the Company had international sales of $5.8 million consisting of a delivery of oral TPOXX® to one country. The Company was the counterparty to the contract under which these international sales were made.

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

Since the initiation of international sales in 2020, the Company has cumulatively recorded $137 million of oral TPOXX® international revenues.

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

Mpox

In connection with the 2022 response to a global mpox outbreak, a series of observational and randomized, placebo-controlled clinical trials were initiated to assess the safety and efficacy of TPOXX® in participants with mpox. The purpose of these randomized clinical trials was to seek to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active mpox disease. As of December 31, 2025, three of the randomized, placebo-controlled clinical trials reported topline results: a randomized, placebo-controlled clinical trial in the Democratic Republic of the Congo ("DRC") known as PALM 007 (Tecovirimat for Treatment of Monkeypox Virus - NCT05559099), which was funded and sponsored by the National Institutes of Health's (NIH) National Institute of Allergy and Infectious Diseases (NIAID); the Study of Tecovirimat for Human Mpox Virus (STOMP) clinical trial (NCT05534984), which was a randomized, placebo-controlled, double-blind study also sponsored and funded by NIAID to evaluate the safety and efficacy of tecovirimat for the treatment of people with laboratory-confirmed or presumptive mpox disease that included enrollees from Argentina, Brazil, Japan, Mexico, Peru, Thailand, and the United States; and the UNITY clinical trial (Assessment of the Efficacy and Safety of Tecovirimat in Patients With Monkeypox Virus Disease - NCT NCT05597735), which was funded and sponsored by ANRS-Emerging Infectious Diseases, which included enrollees from Switzerland, Brazil, and Argentina. The PALM 007 study did not meet its primary endpoint of a statistically significant improvement in time to lesion resolution within 28 days post-randomization for patients in the DRC with mpox who received TPOXX® compared to patients who received placebo. Some improvement versus placebo was observed in patients receiving TPOXX® whose symptoms began five days or fewer before randomization and patients with severe or grave disease, defined by the World Health Organization (WHO) as having 100 or more skin lesions, however the significance of these data has not been established. Similarly, in the STOMP study, tecovirimat did not meet its primary endpoint of a statistically significant improvement in time to lesion resolution for adults with mild to moderate mpox and a low risk of developing severe disease. Additional analyses of subgroups, secondary and exploratory endpoints is ongoing in each of these studies. Topline data from the UNITY study, which was presented at a medical conference, also showed that the study did not meet its primary endpoint of a statistically significant improvement in time to lesion resolution for patients with mpox who received TPOXX® compared to patients who received placebo. In all three studies, TPOXX® exhibited a safety profile comparable to placebo. These safety results are consistent with prior studies and further support the strong safety profile that has been observed with tecovirimat over the past 15 years.

Two other randomized clinical trials, Platinum-CAN (Canada) and EPOXI (EU), which were started in response to the global mpox outbreak, are closed to enrollment and expected to yield similar results, given the design similarities across these trials.

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

SIGA has had manufacturing agreements with Grace and a predecessor owner (Albemarle) since 2011.  Pursuant to the current agreement with Grace, which was put in place in 2018 when Albemarle was the owner of the operations that provide services to SIGA, Grace manufactures, tests and supplies active pharmaceutical ingredient (“API”) for use in TPOXX®. The agreement provides that, during the term of the current agreement, SIGA was required to purchase 100% of its internal and external API requirements for TPOXX® from Grace until the later of (i) September 30, 2021 and (ii) such time as SIGA has purchased 12 metric tons of API from Grace under the agreement. As of December 31, 2025, SIGA has purchased more than 12 metric tons of API; as such, SIGA will purchase at least 70% of its internal and external API requirements for TPOXX® from Grace until the end of the term of the agreement (as described below), unless the Company receives an offer to purchase API at a price that Grace is unable to match, in which event SIGA will purchase at least 30% of its internal and external API requirements for TPOXX® from Grace until the Company has fulfilled its delivery obligations under the 19C BARDA Contract. There is no minimum amount of kilograms of API that must be used or acquired by SIGA. Pricing for API is at a fixed price per kilogram, subject to adjustment for increases in raw material costs and/or general manufacturing costs. On September 30, 2025, the contract term automatically renewed for a one-year term.

Microsize micronizes and tests API for use in oral TPOXX®. The Company’s agreement with Microsize's predecessor was amended on January 11, 2019. The amended term ends on the tenth anniversary of the amendment date.

Catalent granulates, encapsulates, and tests oral TPOXX®. In addition, Catalent provides services related to commercial stability testing of drug product and preparation for tabulated stability and trend analysis for each time point. The Company’s agreement with Catalent had an initial term that ended on June 28, 2021. Thereafter, this agreement became subject to automatic three-year renewals. As such, until June 28, 2027, SIGA will purchase all of its requirements for bulk product for oral TPOXX® under the 19C BARDA Contract from Catalent.

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

Roquette provides an excipient used in the manufacturing of IV TPOXX®. The Company's agreement with Roquette has no minimum amount of manufacturing services that must be used. The Company’s agreement with Roquette had an initial term that ended on December 31, 2023. Thereafter, this agreement automatically renews on a year-by-year basis unless either party provides four months’ notice of its desire to terminate the agreement prior to the expiration of the term. The Company did not provide notice nor receive notice of termination. As such, the agreement automatically extended on December 31, 2025 to December 31, 2026.

Patheon manufactures, tests and packages IV TPOXX®. SIGA agreed that Patheon was entitled to manufacture at least 80% of IV TPOXX® offered for sale by SIGA during the first three years of the agreement, provided Patheon adhered to reasonable manufacturing standards. Thereafter, the manufacturing percentage is mutually agreed upon by the parties. The Company’s agreement with Patheon has an initial term that ends on the later of: December 31, 2022 or, such date as all government contracts related to IV TPOXX® are terminated. As such, since the Company continues to have active government contracts related to IV TPOXX®, the contract term continues. At the end of the above mentioned contract term, this agreement automatically renews for two-year increments unless either party provides twelve months’ notice of its desire to terminate the agreement prior to the expiration of the term. In December 2025, the Company notified Patheon that the term would not be renewed, and the Company would not manufacture additional IV TPOXX® under this agreement once outstanding procurement orders under the BARDA Contract have been completed. The Company is currently working to transition the manufacture of IV TPOXX® to a new third party manufacturing site.

As noted above, PCI provides packaging services for IV TPOXX®. Grace provides the API used in manufacturing of the intravenous formulation.

Market for Medical Countermeasures for Biological Threats

The market for medical countermeasures reflects continued awareness of the risks and threats of biological outbreaks, including such outbreaks related to global terror and biowarfare activity. The U.S. Government is the largest source of development and procurement funding for academic institutions and biopharmaceutical companies conducting medical countermeasure research or developing vaccines, anti-infectives and immunotherapies directed at potential agents of bioterror or biowarfare. For the U.S. Government's fiscal year ended September 30, 2025, the budget for annual spending by the U.S. Department of Health and Human Services ("HHS") for activities related to advanced development and procurement of medical countermeasures for biodefense-related biological threats to civilian populations was more than $2.5 billion.

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

General

With respect to U.S. Government contracts, we receive cash payments on a monthly basis as services are performed or goods are purchased. Amounts under contracts, including grant agreements, are not guaranteed because those contracts can be canceled at any time for reasons such as non-performance or convenience of the U.S. Government and, if canceled, we will not receive funds for additional work under the contracts. With respect to international government contracts, we receive cash payments based on the terms of the contract or, for certain contracts entered into by Meridian prior to June 1, 2024, the terms contained within the International Promotion Agreement with Meridian, under which Meridian collects payments from foreign governments.

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

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than products that we may develop. In addition, our commercial opportunities could be reduced or eliminated if the funding or procurement behavior of government customers substantially change. Furthermore, we may not be able to compete effectively if our product candidates do not satisfy governmental procurement requirements, particularly requirements of the U.S. Government with respect to medical countermeasure products.

Human Capital Resources

As of February 13, 2026, we had 49 full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.  Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants with the overall goal of having an employee base that embraces teamwork and shares a focus for using each person’s individual skills, experience and expertise in order to develop and maximize the value of corporate assets, and achieve long-term revenue and earnings growth.

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

SIGA exclusively owns its key patent portfolios, which relate to its leading drug product, TPOXX® (also known as ST-246, tecovirimat). As of February 20, 2026, the TPOXX® patent portfolio has seven patent families consisting of 26 U.S. utility patents, 101 issued foreign patents, one U.S. utility patent application, and 12 foreign patent applications.

The principal and material issued patents covering TPOXX® are described in the table below.

Patent Number	Country	Protection Conferred	Issue Date	Expiration Date
US 7737168	United States	Method of treating orthopoxvirus infection with ST-246	June 15, 2010	September 4, 2031
US 8039504	United States	Pharmaceutical compositions and unit dosage forms containing ST-246	October 18, 2011	July 23, 2027
US 9233097	United States	Liquid Pharmaceutical formulations containing ST-246	January 12, 2016	August 2, 2031
US 9339466	United States	Certain polymorph of ST-246, method of preparation of the polymorph and pharmaceutical compositions containing the polymorph	May 17, 2016	March 23, 2031
US 9546137	United States	Methods of preparing ST-246	January 17, 2017	August 14, 2033
US 9744154	United States	Polymorphic forms of ST-246 and methods of preparation	August 29, 2017	March 23, 2031

US 9862683	United States	Methods of preparing Tecovirimat	January 9, 2018	August 14, 2033
US 9670158	United States	Amorphous Tecovirimat preparation	June 6, 2017	July 11, 2034
US 9889119	United States	Amorphous Tecovirimat preparation	February 13, 2018	July 11, 2034
US 9907859	United States	ST-246 liquid formulations and methods	March 6, 2018	August 2, 2031
US 10029985	United States	Methods of preparing Tecovirimat	July 24, 2018	August 14, 2033
US 10045963	United States	Amorphous Tecovirimat preparation	August 14, 2018	July 11, 2034
US 10045964	United States	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 14, 2018	March 23, 2031
US 10124071	United States	ST-246 liquid formulations and methods	November 13, 2018	August 2, 2031
US 10155723	United States	Methods of preparing Tecovirimat	December 18, 2018	August 14, 2033
US 10406137	United States	Certain polymorphs of ST-246 and pharmaceutical compositions containing the polymorphs	September 10, 2019	March 23, 2031
US 10406103	United States	Rehydration of micronized Tecovirimat monohydrate	September 10, 2019	November 14, 2034
US 10576165	United States	Liquid Pharmaceutical formulations containing ST-246	March 3, 2020	August 2, 2031
US 10864282	United States	Methods of preparing liquid formulations containing ST-246	December 15, 2020	August 2, 2031
US 10662155	United States	Methods of preparing Tecovirimat	May 26, 2020	August 14, 2033
US 10716759	United States	Rehydration of micronized Tecovirimat monohydrate	July 21, 2020	November 14, 2034
US 10933050	United States	Certain polymorphs of ST-246 and pharmaceutical compositions containing the polymorphs	March 2, 2021	March 23, 2031
US 11433051	United States	ST-246 suspension formulations	September 6, 2022	November 27, 2039
US 11779566	United States	ST-246 suspension formulations	October 10, 2023	February 15, 2037
US 11890270	United States	Methods of treating orthopoxvirus using a certain polymorph	February 6, 2024	March 23, 2031
US 12433868	United States	Unit dosages containing a certain polymorph	October 7, 2025	March 23, 2031
SG 184201	Singapore	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 22, 2015	March 23, 2031
SG 10201506031U	Singapore	ST-246 liquid formulations and methods	June 11, 2021	August 2, 2031
RU 2578606	Russian Federation	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	March 27, 2016	March 23, 2031
OA 16109	OAPI ^/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	October 31, 2013	March 23, 2031
NZ 602578	New Zealand	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	December 2, 2014	March 23, 2031
MX 326231	Mexico	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 11, 2014	April 23, 2027
MX 348481	Mexico	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	June 15, 2017	April 23, 2027
MX 347795	Mexico	ST-246 liquid formulations and methods	May 15, 2017	August 2, 2031
MX 361428	Mexico	Polymorphic forms of ST-246 and methods of preparation	December 6, 2018	March 23, 2031
MX 363189	Mexico	Use of pharmaceutical compositions containing ST-246	March 14, 2019	April 23, 2027
MX 368106	Mexico	ST-246 liquid formulations and methods	September 19, 2019	August 2, 2031
KR 101868117	Korea	ST-246 liquid formulations and methods	June 8, 2018	August 2, 2031
JP 5898196	Japan	Liquid Pharmaceutical formulations containing ST-246	March 11, 2016	August 2, 2031
JP 6018041	Japan	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 7, 2016	March 23, 2031
JP 6188802	Japan	Methods of preparing Tecovirimat	August 10, 2017	August 14, 2033
JP 6444460	Japan	Methods of preparing Tecovirimat	December 7, 2018	August 14, 2033
JP 6564514	Japan	Methods of preparing Tecovirimat	August 2, 2019	August 14, 2033

JP 6594303	Japan	Rehydration of micronized Tecovirimat monohydrate	October 4, 2019	November 14, 2034
JP 6843616	Japan	Amorphous Tecovirimat preparation	February 29, 2021	July 11, 2034
JP 7074677	Japan	ST-246 suspension formulations	May 24, 2022	February 15, 2037
JP 7297858	Japan	ST-246 suspension formulations	June 16, 2023	February 15, 2037
JP 7681393	Japan	Amorphous Tecovirimat preparation	May 14, 2025	July 11, 2034
BR 112012023743-8	Brazil	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	February 18, 2020	March 23, 2031
BR 112013002646-4	Brazil	Liquid Pharmaceutical formulations containing ST-246	January 4, 2022	August 2, 2031
CN 2011800245893	China	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 26, 2015	March 23, 2031
CN 2013800429237	China	Methods of preparing Tecovirimat	June 20, 2017	August 14, 2033
CN 2017103075357	China	Methods of preparing Tecovirimat	March 6, 2020	August 14, 2033
CN 2014800653387	China	Rehydration of micronized Tecovirimat monohydrate	February 7, 2020	November 14, 2034
CN 202010101449	China	Methods of preparing Tecovirimat	June 20, 2023	August 14, 2033
CA 2685153	Canada	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 16, 2014	April 23, 2027
CA 2866037	Canada	Chemicals, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	May 16, 2017	April 23, 2027
CA 2807528	Canada	Liquid Pharmaceutical formulations containing ST-246	September 25, 2018	August 2, 2031
CA 2966466	Canada	Use of ST-246 to treat orthopoxvirus infections	August 25, 2020	April 23, 2027
CA 2882506	Canada	Methods of preparing Tecovirimat	October 20, 2020	August 14, 2033
CA 2793533	Canada	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	February 26, 2019	March 23, 2031
CA 2917199	Canada	Amorphous Tecovirimat preparation	August 31, 2021	July 11, 2034
CA 2930461	Canada	Rehydration of micronized Tecovirimat monohydrate	August 16, 2022	November 14, 2034
CA 3090294	Canada	Methods of preparing Tecovirimat	January 24, 2023	August 14, 2033
CA 3128535	Canada	Amorphous Tecovirimat preparation	October 15, 2024	July 11, 2034
AU 2011232551	Australia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	February 26, 2015	March 23, 2031
AU 2011285871	Australia	Liquid Pharmaceutical formulations containing ST-246	August 6, 2015	August 2, 2031
AU 2013302764	Australia	Methods of preparing Tecovirimat	April 5, 2018	August 14, 2033
AU 2014290333	Australia	Amorphous Tecovirimat preparation	February 21, 2019	July 11, 2034
AU 2014353235	Australia	Rehydration of micronized Tecovirimat monohydrate	August 22, 2019	November 14, 2034
AU 2018201499	Australia	Methods of preparing Tecovirimat	May 21, 2020	August 14, 2033
AU 2019208252	Australia	Rehydration of micronized Tecovirimat monohydrate	July 2, 2020	November 14, 2034
AU 20172211295	Australia	ST-246 suspension formulations	May 2, 2022	February 15, 2037
AU 2020202894	Australia	Methods of preparing Tecovirimat	July 7, 2022	August 14, 2033
AU 2022202841	Australia	Methods of preparing Tecovirimat	February 1, 2024	August 14, 2033
AU 2022218556	Australia	ST-246 suspension formulations	November 28, 2024	February 15, 2037
AP 3221	ARIPO*/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	April 3, 2015	March 23, 2031
ZA 2012/07141	South Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 29, 2016	March 23, 2031
ZA 2013/00930	South Africa	Liquid Pharmaceutical formulations containing ST-246	November 25, 2015	August 2, 2031
IL 201736	Israel	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	October 1, 2016	April 23, 2027
IL 236944	Israel	Methods of preparing Tecovirimat	February 1, 2017	August 14, 2033
IL 242665	Israel	Methods of preparing intermediate in the preparation of Tecovirimat	February 1, 2020	April 23, 2027
IL 224430	Israel	Liquid Pharmaceutical formulations containing ST-246	December 27, 2019	August 2, 2031
IL 242666	Israel	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	December 1, 2018	April 23, 2027
IL 221991	Israel	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 1, 2019	March 23, 2031
IL 269370	Israel	Compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	December 1, 2020	April 23, 2027
IL 242331	Israel	Amorphous Tecovirimat preparation	March 1, 2021	July 11, 2034
IL 244731	Israel	Rehydration of micronized Tecovirimat monohydrate	September 1, 2021	November 14, 2034
IL 282098	Israel	Rehydration of micronized Tecovirimat monohydrate	April 3, 2023	November 14, 2034

IL 260229	Israel	ST-246 suspension formulations	May 2, 2023	February 15, 2037
BE 1638938	Belgium	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2029
BE 2549871	Belgium	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
BE 2600715	Belgium	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
CH 2549871	Switzerland	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
CH 2600715	Switzerland	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
DE 2549871	Germany	Polymorphic forms of ST-246	August 22, 2018	March 23, 2036
DE 2887938	Germany	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
DE 2600715	Germany	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
DE 3321253	Germany	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
DE 3021836	Germany	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
DE 3043793	Germany	Rehydration of micronized Tecovirimat monohydrate	January 6, 2021	November 14, 2034
DE 3763702	Germany	Amorphous Tecovirimat preparation	December 13, 2023	July 11, 2034
DE 3656763	Germany	Methods of preparing Tecovirimat	December 17, 2025	August 14, 2033
DK 2549871	Denmark	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
DK 2600715	Denmark	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
ES 1638938	Spain	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2029
FR 2887938	France	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
FR 2549871	France	Polymorphic forms of ST-246	August 22, 2018	March 22, 2036
FR 2600715	France	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
FR 3321253	France	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
FR 3021836	France	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
FR 3043793	France	Rehydration of micronized Tecovirimat monohydrate	January 6, 2021	November 14, 2034
FR 3763702	France	Amorphous Tecovirimat preparation	December 13, 2023	July 11, 2034
FR 3656763	France	Methods of preparing Tecovirimat	December 17, 2025	August 14, 2033
GB 2887938	United Kingdom	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
GB 2549871	United Kingdom	Polymorphic forms of ST-246	August 22, 2018	March 22, 2036
GB 2600715	United Kingdom	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031

GB 3321253	United Kingdom	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
GB 3021836	United Kingdom	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
GB 3043793	United Kingdom	Rehydration of micronized Tecovirimat monohydrate	January 6, 2021	November 14, 2034
GB 3763702	United Kingdom	Amorphous Tecovirimat preparation	December 13, 2023	July 11, 2034
GB 3656763	United Kingdom	Methods of preparing Tecovirimat	December 17, 2025	August 14, 2033
HK 1179824	Hong Kong	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 21, 2019	March 23, 2031
HK 1184639	Hong Kong	Liquid Pharmaceutical formulations containing ST-246	November 12, 2021	October 28, 2033
IT 502017000078377	Italy	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2029
NL 1638938	Netherlands	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 17, 2029
SE 1638938	Sweden	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2029

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

In addition to the patents listed in the above chart, the principal and material patent applications covering TPOXX® include patent filings in multiple jurisdictions, including the United States, Europe, Asia, and other commercially significant markets. We hold 13 patent applications currently pending with respect to various compositions of TPOXX®, methods of manufacturing, and methods of treatment. Expiration dates for pending patent applications, if granted, will fall between 2031 and 2037.

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

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union (“EU”) and the United Kingdom ("UK"), before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product authorization, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under EU regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency ("EMA") where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all EU Member States within 67 days of receipt of the opinion. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

The initial marketing authorization granted in the EU is valid for five years. Once renewed, the authorization is usually valid for an unlimited period unless the national competent authority or the EMA decides on justified grounds relating to pharmacovigilance, which could include exposure of an insufficient number of patients to the product concerned, to proceed with one additional five-year renewal. The renewal of a marketing authorization is subject to a re-evaluation of the risk-benefit balance of the product by the national competent authorities or the EMA.

In addition, products in the EU and the UK may be eligible for grant of marketing authorization under “exceptional circumstances” if an applicant for marketing authorization can demonstrate that comprehensive data on the efficacy and safety of the product under normal conditions of use cannot be provided due to certain specified objective and verifiable reasons such as the rarity of the target disease and because ethical considerations prevent the conduct of the necessary clinical studies. A marketing authorization granted under "exceptional circumstances" is valid for five years but is subject to annual reassessments that consider whether data generated pursuant to the specific obligations continue to confirm the positive benefit-risk profile of the product. These annual reassessments determine whether the product’s marketing authorization should be maintained, changed, suspended, or withdrawn based on its benefit-risk profile.

On January 10, 2022, the EMA approved SIGA’s Marketing Authorisation Application (MAA) for oral tecovirimat, the same formulation that was approved by the FDA in July 2018 under the brand name TPOXX®, under "exceptional circumstances." The EMA approval includes labeling for oral tecovirimat indicating its use for the treatment of smallpox, mpox, cowpox, and vaccinia complications following vaccination against smallpox. The MAA was filed under the centralized application process, which, upon approval, enables sales, including procurement for stockpiling, of oral tecovirimat in all EU Member States, as well as Norway, Iceland, and Liechtenstein.

The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”), with a transitional period that expired on December 31, 2020. The United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement, which went into effect on January 1, 2021. On July 8, 2022, the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”) approved oral tecovirimat under "exceptional circumstances" for the treatment of smallpox, mpox, cowpox, and vaccinia complications following vaccination against smallpox in adults and children with a body weight of at least 13kg. Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of other product candidates in the United Kingdom.

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

Foreign Regulation

As noted above, in addition to regulations in the United States, we might be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our drug candidates. Regardless of any FDA approval of a product, we may have to obtain approval of that product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The actual time required to obtain clearance to market a product in a particular foreign jurisdiction varies substantially, based upon the type, complexity and novelty of the pharmaceutical drug candidate, the specific requirements of that jurisdiction, and in some countries whether the FDA has previously approved the drug for marketing. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary from country to country. Certain foreign jurisdictions, including the European Union, United Kingdom and Canada, have adopted certain biodefense-specific regulations akin to those available in the United States such as a procedure similar to the “Animal Rule” promulgated by the FDA for review and potential approval of biodefense products.

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

Risks Related to Our Dependence on Government Contracts

We expect a substantial percentage of our future operating revenues to come from contracts with the U.S. Government for the provision and maintenance of the stockpile of TPOXX® built under the 19C BARDA Contract. If the U.S. Government does not enter into such a contract, or if such contract is materially delayed or smaller than the 19C BARDA Contract, our long-term business, financial condition and operating results could be materially harmed.

The success of our business and our operating results for the foreseeable future will be substantially dependent on the U.S. Government’s commitment to maintaining or expanding its stockpile of TPOXX®. Failure to secure in a timely manner and perform additional U.S. Government contracts after the 19C BARDA Contract to substantially maintain or expand the U.S. Government stockpile of TPOXX® could have a material adverse effect on our long-term business, financial condition, results of operations, including losses due to potential inventory write-offs, and prospects. Additionally, the 19C BARDA Contract does not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. Government.

Government contracts require ongoing funding decisions by governments. A substantial percentage of our potential future revenues are expected to come from government contracts. The majority of potential revenue under any future U.S. Government contract will likely be tied to options that may or may not be exercised at the sole discretion of the U.S. Government. Failure of the U.S. Government to exercise its options under a new procurement contract to supply TPOXX® to the U.S. Government could cause our business, financial condition, results of operations and prospects to be materially harmed.

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

As of December 31, 2025, all of the options to which most of the contract value of the 19C BARDA Contract is tied have been exercised. There is no guarantee that we will be able to enter into a new contract to supply TPOXX® to the U.S. Government, or if we do, whether the U.S. Government will exercise its options under such new procurement agreement. If the U.S. Government fails to exercise its options under such new procurement agreement, if any, our business, financial condition, results of operations and prospects may suffer materially.

Government procurement contracts are mostly set at fixed prices determined at inception of the contract based on estimates of the time, resources and expenses required to perform these contracts. If our estimates are not accurate, we may not be able to earn an adequate return or may incur a loss under these arrangements.

Previously exercised options under our government procurement contracts, including the 19C BARDA Contract, were predominately fixed price. We expect that any future contracts with the U.S. Government and foreign governments for TPOXX®, as well as contracts for other biodefense product candidates, would also be predominantly fixed-price arrangements with potential moderate annual increases. Under a fixed-price contract, we are required to deliver our products at a fixed price determined at the inception of the contract regardless of the actual costs we incur, and to absorb any costs incurred in satisfaction of our obligations. Our failure to secure financial terms, including price, generally consistent with our prior agreements, anticipate significant technical problems, estimate costs accurately or control costs during performance of a fixed-price contract could reduce the profitability of such contract, or if severe, cause a loss, which could in turn negatively affect our operating results.

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

A significant portion of our revenue is derived from contracts with U.S. federal agencies. The U.S. continues to face a changing geopolitical environment, along with certain fiscal and economic challenges, and uncertainty exists regarding how future budget and program decisions will unfold. During periods of federal government shutdowns, many government agencies and contracting offices cease operations or operate at reduced capacity. These shutdowns may delay funding decisions, new contract awards, contract modifications, and may result in the suspension of ongoing work under existing contracts.

In the event of a prolonged shutdown, we may experience delays in securing new procurement contracts, which could result in reduced revenue. Even after government operations resume, it may take additional time for normal contracting activities to resume.

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

The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any cost found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, a contractor may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, debarment or prohibition from doing business with the U.S. Government.  Such actions could materially damage our business and could also negatively affect our reputation.

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

The development and commercialization of additional indications for TPOXX® in the U.S., such as use for smallpox post-exposure prophylaxis ("PEP"), including the testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries and jurisdictions. We could fail to achieve FDA or other regulatory approval of certain indications of TPOXX®, or there could be delays in such approval of TPOXX®, or the approved labeling for such indications of TPOXX® may differ from expectations. For example, in connection with a potential FDA label expansion of oral TPOXX® for an indication covering PEP, we completed an immunogenicity trial in 2023 and originally targeted a supplemental NDA submission in 2024.  Because samples from that trial are being reanalyzed by the U.S. Centers for Disease Control and Prevention which has been impacted by recent U.S. Government shutdowns, the Company is now targeting a supplemental NDA submission within the next twelve months.

Failure to obtain regulatory approval of the PEP indication may prevent us from getting procurement orders from the U.S. Government for the post-exposure prophylaxis indication and may impact other regulatory authorities' future review of other indications of TPOXX®, which in turn, could adversely impact potential sales of TPOXX® in other countries, and such delays or required alterations to regulatory applications could also have a material adverse effect on our future revenue opportunities.

Failure to obtain regulatory approval for new formulations of TPOXX® in the U.S. would prevent us from commercializing TPOXX® in other than the oral and intravenous formulations for smallpox treatment.

We have received FDA approval for the oral and intravenous formulations of TPOXX® in the U.S. for the treatment of smallpox. We have not received FDA approval for the liquid suspension/pediatric formulation or any other formulation of TPOXX®. Because pharmaceutical manufacturers are only permitted to commercialize in the U.S. formulations that have received FDA approval (or in other jurisdictions according to their applicable regulatory and legal frameworks), any regulatory or legal setbacks as described above could have an adverse impact on our ability to sell TPOXX® in other formulations.

Failure to maintain existing regulatory approvals or obtain future regulatory approvals in additional international jurisdictions could prevent us from marketing our products in certain jurisdictions abroad.

To market our products in certain foreign jurisdictions, we need to maintain existing regulatory approvals or may need to obtain additional regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedures vary among countries and can involve additional testing and differing manufacturing or labeling requirements. Coming into compliance with and maintaining compliance with such requirements may take substantial time, including prior to approval, and delay commercial activities in those jurisdictions.

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

The EMA and MHRA approved TPOXX® under “exceptional circumstances” under the brand name Tecovirimat-SIGA. These regulators granted marketing authorizations under “exceptional circumstances” because it was not possible to obtain complete efficacy and safety information about the product due to the rarity of smallpox and other orthopoxviruses and because ethical considerations prevented conducting the necessary clinical studies. The Tecovirimat-SIGA marketing authorizations under “exceptional circumstances” are subject to certain specific obligations to gather additional data post-approval to help confirm the product’s safety and efficacy. All “exceptional circumstances” marketing authorizations are subject to annual reassessments that consider whether data generated pursuant to the specific obligations continue to confirm its positive benefit-risk profile. These annual reassessments determine whether the product’s marketing authorization should be maintained, changed, suspended, or withdrawn based on its benefit-risk profile.

On July 24, 2025, the EMA’s Committee for Medicinal Products for Human Use (CHMP) closed its third annual reassessment for Tecovirimat-SIGA and initiated a referral procedure for the product following questions over its effectiveness in the treatment of mpox. These questions were raised following receipt of results from certain non-SIGA sponsored clinical trials evaluating tecovirimat as a potential mpox treatment including the PALM007 and STOMP clinical trials. In the referral procedure, CHMP reviewed all available data on the safety and efficacy of Tecovirimat-SIGA for all its authorized indications in order to make a recommendation to the European Commission whether the marketing authorization should be maintained, modified, suspended or withdrawn. The CHMP is expected to meet in March to issue its recommendation.  We expect the CHMP will confirm the positive benefit-risk balance of Tecovirimat-SIGA as a treatment for smallpox, cowpox, and vaccinia complications, and maintain those indications in the product label.  Regarding mpox, based on the results of the mpox clinical trials, we expect the CHMP will recommend withdrawal of the mpox indication. In the UK, Tecovirimat-SIGA is undergoing an annual reassessment by the MHRA.  This reassessment, which is ongoing, is substantially similar to the EMA’s annual reassessment process and could result in a similar outcome.

If the CHMP recommends withdrawal of the mpox indication, and European Commission adopts the recommendation of the CHMP, it could negatively impact our anticipated revenue from Tecovirimat-SIGA and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Products developed to treat diseases caused by or to combat the threat of bioterrorism or biowarfare are subject to changing political and social environments. The political and social responses to bioterrorism and biowarfare have been unpredictable and much debated. Changes in political leadership, such as the latest change in the U.S. Presidential administration, as well as changes in the perception of the risk that military personnel or civilians could be exposed to biological agents as weapons of bioterrorism or biowarfare may delay or cause resistance to bringing investigational products to market or limit pricing or purchases of approved products, any of which could materially harm our business.

Lawsuits, protests or other negative publicity may adversely affect the degree of market acceptance of, and thereby limit the demand for, TPOXX® and any biodefense product candidates. In such event, our ability to market and sell such products may be hindered, the commercial success of TPOXX® and other products we develop may be harmed and we may need to expend time, attention and resources addressing such legal or publicity issues, thereby reducing our revenues and having a material adverse impact on our business.

Our ability to grow our business partly depends on our ability to achieve recurring sales of TPOXX® to customers other than the U.S. Government, which may increase our exposure to risks associated with conducting business in international markets.

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

In addition, the expansion of our international presence may increase certain risks, which include:

•	foreign governments imposing withholding or other taxes on remittances and other payments to us or the amount of any such taxes may increase;

•	potential difficulties enforcing agreements, making product deliveries, satisfying product and process requirements of non-U.S. jurisdictions, collecting receivables and protecting our intellectual property and other assets;

•	regional safety and security considerations;

•	increased costs and risks and uncertainties relating to exportation, shipping and transportation of our products, including the impact of any trade disputes or other trade barriers, such as the imposition and enforceability of new or increased tariffs, any retaliatory actions taken by counties impacted by such tariffs and uncertainties regarding the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated; and

•	increased management and infrastructure costs.

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

We reacquired international promotional rights and we may be unable successfully to expand our internal international sales and marketing capabilities or enter into agreements with third parties outside of the U.S.

Pursuant to the International Promotion Agreement described under “Business,” we previously granted a third party, Meridian Medical Technologies ("Meridian") exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in all geographic regions except for the United States (the “Territory”). In June 2024, we reacquired international promotional rights from Meridian. Our ability to maintain existing international customer relationships and contracts as well as generate future international relationships and contracts will depend on our ability to identify, hire and train qualified personnel. At present, we continue to adjust the staffing and key focal points of the international marketing organization; as such, the build out of the international marketing organization is subject to additional refinements and adjustments.

For contracts with international customers that were originated by Meridian in prior years and remain active, we are reliant on Meridian to collect payments from such customers, and to remit to us our share of such payments.

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

If we or others identify side effects of any approved product, or if manufacturing problems occur:

•	regulatory approval may be withdrawn;

•	reformulation of our products, additional clinical trials or other testing or changes in labeling of our products may be required;

•	changes to or re-approvals of manufacturing facilities we use may be required;

•	sales of the affected products may drop significantly;

•	our reputation in the marketplace may suffer; and

•	lawsuits, including class action suits, may be brought against us.

Any of the above occurrences could harm or prevent future sales of the affected product or could increase the costs and expenses of commercializing and marketing these products, which could adversely affect our business, financial condition and results of operations.

We are subject to complex and changing laws and regulations worldwide, which exposes us to potential liability, increased cost, and other adverse effects on our business.

Some laws and regulations governing our business, including the FCPA and many other global anti-corruption laws, may hold us liable for the actions of our employees as well as those of our third-party partners.  Although we have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance our employees, contractors, third parties or agents will not violate such laws and regulations or our policies and procedures.

Failure to comply with such laws and regulations could adversely affect our business, reputation, financial condition, or ability to procure government contracts.  Indeed, violations of the FCPA can result in significant civil and criminal penalties that can be levied on us and its executives. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. Government until the pending claims are resolved and conviction under the FCPA can result in long-term disqualification as a government contractor.  The SEC may also suspend or bar issuers from trading securities on U.S. stock exchanges for violations of the FCPA.

We have incurred in the past, and could incur net losses in the future, including if we fail to enter into a new procurement contract with the U.S. Government.

While we believe our current cash position is strong, our ability to continue to fund future operations will be substantially impacted by potential cash flows from any new procurement contract with the U.S. Government. If we fail to enter into a new U.S. Government procurement contract or cash flows from such procurement contract are significantly delayed or significantly different from expectations, or if operating expenses or other expenses meaningfully exceed our expectations or cannot be adjusted accordingly, then our business, financial condition, results of operations and prospects could be materially adversely affected.

Risks Related to Manufacturing, Storage and Our Dependence on Third Parties

We currently rely on third parties for manufacturing and raw materials of TPOXX® and for managing our inventory. If these third parties do not perform as contractually required or as we expect, and we are unable to find an alternative third party to provide these services, we may not be able to successfully satisfy our obligations under any contracts, including the 19C BARDA Contract and any future U.S. Government procurement contract, and our business would suffer.

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

If a third-party provider fails to comply with applicable laws and regulations, fails to meet expected deadlines, fails to conduct trials in accordance with regulatory requirements or our stated protocols, experiences shortages or delays, or otherwise does not carry out its contractual duties to us, or encounters physical damage or natural disaster or disruptions at its facilities, our ability to meet our obligations under any contract including the 19C BARDA Contract or any future U.S. Government procurement contract, or to develop, obtain approval of and commercialization of other indications of TPOXX® or other drug candidates, could be significantly impaired or delayed. We do not currently have the internal capacity to perform these important functions, must contract with alternative third parties if our existing third-party providers are unable to fulfill their contractual duties, and may not be able to maintain commercial arrangements for these services on reasonable terms.

In addition, the facilities used by our third-party manufacturers must be approved by the FDA and comparable foreign regulatory authorities. If our third-party manufacturers including any we contract with in the future, cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve the facility of a third-party manufacturer for the manufacture of TPOXX®, or if it withdraws any such approval in the future, it may significantly impact our ability to commercialize TPOXX®.

For example, Patheon, the manufacturer for IV TPOXX®, notified us that it will be closing the manufacturing line on which it manufactures IV TPOXX® in 2026.  We have contracted with an alternative third-party manufacturer and are in the process of transferring the manufacturing process for IV TPOXX® to such third party.  This manufacturing process is complex, and it may take significant time and resources to complete the transfer.  In addition, upon completion, the third-party’s manufacturing facility will need to obtain FDA approval for the manufacture of IV TPOXX®. Failure to timely complete the transfer of the manufacturing process or to obtain FDA approval for the third-party manufacturing facility could hinder our ability to meet contractual obligations for IV TPOXX® and could cause material adverse consequences for our business.

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

Manufacturing API and finished drug products, especially in large quantities, is complex. Our products require several manufacturing steps at multiple facilities and involve complex techniques to assure quality and sufficient quantity. Our products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, filling, labeling, packaging, storage, shipping, quality control and testing, some of which all pharmaceutical companies, including us, experience from time to time, may result in lot failures, delay in the release of lots, product recalls or spoilage. Success rates can vary dramatically at different stages of the manufacturing process, which can lower yields and increase costs. We may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and/or cause us to fail to satisfy contractual commitments, lead to delays in our clinical trials or result in litigation or regulatory action. Such actions would hinder our ability to meet contractual obligations and could cause material adverse consequences for our business.

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

We may not be able to fully commercialize the liquid suspension/pediatric formulation of TPOXX®, or additional indications for TPOXX®, if our clinical trials do not demonstrate adequate safety or our animal studies do not demonstrate adequate efficacy.

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

The fact that the FDA has approved the oral and IV formulations of TPOXX® does not guarantee that our approach to drug development will be effective or will result in the successful commercialization of the liquid suspension/pediatric formulation of TPOXX®, any new indication such as post-exposure prophylaxis, of TPOXX® or any other drug we seek to develop. We cannot predict with certainty whether any other drug candidate or expanded indication resulting from our research and development efforts will be approved by the FDA.

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

SIGA exclusively owns its key patent portfolios, which relate to its leading drug product, TPOXX® (also known as ST-246, tecovirimat). As of February 20, 2026, the TPOXX® patent portfolio has seven patent families consisting of 26 U.S. utility patents, 101 issued foreign patents, one U.S. utility patent application, and 12 foreign patent applications.

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

Risks Related to Our Common Stock

Affiliates of MacAndrews & Forbes Incorporated (together with its affiliates “MacAndrews”) have substantial ownership of SIGA stock and their interests may differ from the interests of other stockholders.

MacAndrews holds, directly or indirectly, approximately 34% of outstanding shares of SIGA stock. Due to MacAndrews’ substantial ownership percentage and the rights under the securities purchase agreement (the "Securities Purchase Agreement") that was signed in 2003 between SIGA and an affiliate of MacAndrews, MacAndrews has a level of influence over us and our subsidiaries that other investors do not have.

The concentration of ownership and voting power of MacAndrews will limit other stockholders’ ability to influence corporate matters and may also delay, defer or even prevent an acquisition by a third party or other change of control of our company and may make some transactions more difficult or impossible without the support of MacAndrews. Also, the concentration of voting power with MacAndrews could result in actions by the Company with which other stockholders do not agree.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, we are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, phishing attacks, persons inside our organization or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and been targeted at pharmaceutical companies in particular. In addition, the increasing use of artificial intelligence technologies, including by our employees and third-party service providers, may increase cybersecurity risks, including risks related to data exposure, misuse of confidential or sensitive information, and the growing sophistication of AI-enabled cyber-attacks. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs, manufacturing or quality systems, or other GxP-regulated activities. For example, the loss, corruption, or unavailability of clinical trial data, manufacturing data, or quality records - whether maintained by us or by third parties such as CROs or CDMOs - could result in delays in regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We regularly assess risks from cybersecurity threats, including through periodic risk assessments aligned with recognized cybersecurity risk management frameworks, and monitor our information systems for potential vulnerabilities. These activities are integrated into our enterprise risk management program and are designed to identify, escalate, investigate, resolve, and recover from cybersecurity incidents in a timely manner. The Company’s Chief Information Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board. Our Chief Information Officer has over a decade of experience leading cybersecurity oversight, and others on our IT security team have cybersecurity experience and certifications. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and engage external resources and advisors as needed. All employees are required to complete regular cybersecurity training through online courses and simulated exercises.

We collaborate with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes. These include cybersecurity assessors, consultants, and other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary. We have developed a third-party cybersecurity risk management process that applies a risk-based approach to due diligence and oversight of external entities, including vendors and service providers with access to Company systems or sensitive data.

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

In Corvallis, we lease approximately 10,276 square feet. Until its expiration on December 31, 2017, this facility was leased under an amended lease agreement signed in January 2007, and most recently changed through an addendum in April 2015. On November 3, 2017, we entered into a new lease for the same space which was scheduled to expire in December 2019. In the second quarter of 2019, we exercised the first renewal option which was scheduled to expire in December 2021. In the second quarter of 2021, we exercised the second renewal option, which extended the lease expiration date to December 31, 2024. In the second quarter of 2024, we entered into an additional addendum, which extended the lease expiration date to December 31, 2026.

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

There were 29 holders of record as of February 13, 2026. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names.”

On April 8, 2025, the Board declared a special dividend of $0.60 per share on the common stock of the Company. The special dividend was paid on May 15, 2025 to shareholders of record at the close of business on April 29, 2025. Any future payments of dividends on our common stock will be determined by our Board and will depend on our business conditions, financial results and other factors our Board deems relevant.

The Company did not repurchase any equity securities during the fourth quarter ended December 31, 2025.

There were no unregistered sales of equity securities during the fiscal year ended December 31, 2025 that have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2025, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2020 in each of (i) our common stock; (ii) the Nasdaq Composite; and (iii) the Nasdaq Biotech Composite.

	2020	2021	2022	2023	2024	2025
SIGA Technologies, Inc.	$100	$103	$107	$88	$104	$116
Nasdaq Composite Index	$100	$121	$81	$116	$150	$180
Nasdaq Biotech Composite Index	$100	$99	$89	$92	$91	$120

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (filed with the SEC on March 11, 2025) for additional discussion of our financial condition and results of operations for the year ended December 31, 2024, as well as our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

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

In addition to being approved by the FDA, oral TPOXX® (tecovirimat) has received regulatory approval from the European Medicines Agency ("EMA"), Health Canada, the Medicines and Healthcare Products Regulatory Agency ("MHRA") of the United Kingdom, and the Japanese Pharmaceuticals and Medical Devices Agency ("PMDA"). The EMA, MHRA and PMDA approved oral TPOXX® for the treatment of smallpox, monkeypox ("mpox"), cowpox, and vaccinia complications following vaccination against smallpox. Health Canada approved TPOXX® for the treatment of smallpox.

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

On July 24, 2025, the EMA’s Committee for Medicinal Products for Human Use (CHMP) closed its third annual reassessment for Tecovirimat-SIGA and initiated a referral procedure for the product following questions over its effectiveness in the treatment of mpox. These questions were raised following receipt of results from certain non-SIGA sponsored clinical trials evaluating tecovirimat as a potential mpox treatment including the PALM007 and STOMP clinical trials. In the referral procedure, CHMP reviewed all available data on the safety and efficacy of Tecovirimat-SIGA for all its authorized indications in order to make a recommendation to the European Commission whether the marketing authorization should be maintained, modified, suspended or withdrawn. The CHMP is expected to meet in March to issue its recommendation.  We expect the CHMP will confirm the positive benefit-risk balance of Tecovirimat-SIGA as a treatment for smallpox, cowpox, and vaccinia complications, and maintain those indications in the product label.  Regarding mpox, based on the results of the mpox clinical trials, we expect the CHMP will recommend withdrawal of the mpox indication. In the UK, Tecovirimat-SIGA is undergoing an annual reassessment by the MHRA.  This reassessment, which is ongoing, is substantially similar to the EMA’s annual reassessment process and could result in a similar outcome.

With respect to the regulatory approvals by the EMA, PMDA, MHRA and Health Canada, oral tecovirimat represents the same formulation approved by the FDA in July 2018 under the brand name TPOXX®.

In connection with a potential FDA label expansion of oral TPOXX® for an indication covering smallpox post-exposure prophylaxis (“PEP”), the Company has completed an immunogenicity trial and an expanded safety trial. The timing of a potential submission of a supplemental New Drug Application to the FDA (“Supplemental NDA”) for a smallpox PEP indication for oral TPOXX® will be based on the results of ongoing sample analyses from the immunogenicity trial; the Company is currently targeting a Supplemental NDA submission within the next twelve months.

Macroeconomic Environment

Future macroeconomic volatility, including changes to and uncertainty regarding tariffs and trade policies, could cause cost increases resulting in an adverse effect on the Company’s operating results. The Company’s supply chain was designed to lessen the impact of macroeconomic volatility such as through development of a U.S. domestic supply chain including U.S. production of API and finished product, and minimal reliance on ex-U.S. components for API and oral TPOXX®.

With respect to IV TPOXX®, tariff activity or other trading restrictions involving the U.S. and Europe may materially increase raw material costs for IV TPOXX® and, in turn, may materially increase IV TPOXX® overall manufacturing costs.

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, development of a pediatric formulation, support for manufacturing activities, and procurement activities. On April 8, 2025, total payments contemplated under the contract with BARDA were increased by $14.3 million to add funding for activities supporting manufacturing. On June 3, 2025, total payments contemplated under the contract with BARDA were increased by $13.2 million in connection with the development of the pediatric formulation of TPOXX®. As of December 31, 2025, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $630 million of payments, of which approximately $79.2 million of payments are included within the base period of performance, approximately $545.2 million of payments are related to exercised options and up to approximately $5.6 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $79.2 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $59.5 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2025, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile and $31.2 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue was recognized in the second quarter of 2024 as the IV FDP containing such IV BDS was delivered to and accepted by the Strategic Stockpile.

The options that have been exercised as of December 31, 2025, provide for payments up to approximately $545.2 million. As of December 31, 2025, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $76.8 million for the manufacture of courses of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2025, a cumulative total of $450.2 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted; a cumulative total of $61.4 million of IV BDS or IV FDP has been either set aside in inventory or delivered to the Strategic Stockpile and accepted (IV BDS that has been set aside has been recorded as deferred revenue and will be recognized as revenue when the IV BDS is manufactured as IV FDP and delivered); and the Company has been cumulatively reimbursed $10.9 million in connection with post-marketing activities for oral and IV TPOXX®.

Unexercised options specify potential payments up to approximately $5.6 million in total (if all such options are exercised), all of which relates to supportive activities that we currently do not expect to be required.

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

U.S. Department of Defense Procurement Contracts

In 2024, the Company had sales of approximately $10 million with the U.S. Department of Defense ("DoD") (also known as the Department of War). Sales consisted mostly of delivery of oral TPOXX®, with a minor amount of IV TPOXX® delivered.

Over the past four years, the Company has received three procurement contracts from the DoD, totaling $28 million in value, mostly in connection with the manufacture and delivery of oral TPOXX®. All deliveries specified under these contracts have been fulfilled.

International Sales Activity

In the year ended December 31, 2025, the Company had international sales of $5.8 million consisting of a delivery of oral TPOXX® to one country. The Company was the counterparty to the contract under which these international sales were made.

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

Since the initiation of international sales in 2020, the Company has cumulatively recorded $137 million of oral TPOXX® international revenues.

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

Mpox

In connection with the 2022 response to a global mpox outbreak, a series of observational and randomized, placebo-controlled clinical trials were initiated to assess the safety and efficacy of TPOXX® in participants with mpox. The purpose of these randomized clinical trials was to seek to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active mpox disease. As of December 31, 2025, three of the randomized, placebo-controlled clinical trials reported topline results: a randomized, placebo-controlled clinical trial in the Democratic Republic of the Congo ("DRC") known as PALM 007 (Tecovirimat for Treatment of Monkeypox Virus - NCT05559099), which was funded and sponsored by the National Institutes of Health's (NIH) National Institute of Allergy and Infectious Diseases (NIAID); the Study of Tecovirimat for Human Mpox Virus (STOMP) clinical trial (NCT05534984), which was a randomized, placebo-controlled, double-blind study also sponsored and funded by NIAID to evaluate the safety and efficacy of tecovirimat for the treatment of people with laboratory-confirmed or presumptive mpox disease that included enrollees from Argentina, Brazil, Japan, Mexico, Peru, Thailand, and the United States; and the UNITY clinical trial (Assessment of the Efficacy and Safety of Tecovirimat in Patients With Monkeypox Virus Disease - NCT NCT05597735), which was funded and sponsored by ANRS-Emerging Infectious Diseases, which included enrollees from Switzerland, Brazil, and Argentina. The PALM 007 study did not meet its primary endpoint of a statistically significant improvement in time to lesion resolution within 28 days post-randomization for patients in the DRC with mpox who received TPOXX® compared to patients who received placebo. Some improvement versus placebo was observed in patients receiving TPOXX® whose symptoms began five days or fewer before randomization and patients with severe or grave disease, defined by the World Health Organization (WHO) as having 100 or more skin lesions, however the significance of these data has not been established. Similarly, in the STOMP study, tecovirimat did not meet its primary endpoint of a statistically significant improvement in time to lesion resolution for adults with mild to moderate mpox and a low risk of developing severe disease. Additional analyses of subgroups, secondary and exploratory endpoints is ongoing in each of these studies. Topline data from the UNITY study, which was presented at a medical conference, also showed that the study did not meet its primary endpoint of a statistically significant improvement in time to lesion resolution for patients with mpox who received TPOXX® compared to patients who received placebo. In all three studies, TPOXX® exhibited a safety profile comparable to placebo. These safety results are consistent with prior studies and further support the strong safety profile that has been observed with tecovirimat over the past 15 years.

Two other randomized clinical trials, Platinum-CAN (Canada) and EPOXI (EU), which were started in response to the global mpox outbreak, are closed to enrollment and expected to yield similar results, given the design similarities across these trials.

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

Revenue Recognition

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The unit of account in ASC 606 is a performance obligation. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue connected with performance obligations related to product delivery and supportive services are recognized at a point in time. Revenue connected with performance obligations related to research and development and certain product supportive services are recognized over time.

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

Results of Operations for the Years ended December 31, 2025 and 2024

Revenues from product sales and supportive services for the years ended December 31, 2025 and 2024 were $88.0 million and $133.3 million, respectively. Such revenues for the year ended December 31, 2025 include $53.3 million of oral TPOXX® sales and $25.8 million of IV TPOXX® sales to the U.S. Government under the 19C BARDA Contract; $5.8 million of oral TPOXX® sales to one international country and $3.1 million of supportive services. Such revenues for the year ended December 31, 2024 include $73.9 million of oral TPOXX® sales and $26.2 million of IV TPOXX® sales to the U.S. Government under the 19C BARDA Contract; $23.0 million related to international sales of oral TPOXX®; and approximately $10.1 million of oral TPOXX® sales to the DoD.

Revenues from research and development activities for the years ended December 31, 2025 and 2024, were $6.5 million and $5.4 million, respectively. The revenues for the years ended December 31, 2025 and 2024, were mostly earned in connection with performance of research and development activities under the 19C BARDA Contract. The increase of $1.1 million of revenue is primarily related to an increase in reimbursable activities under the 19C BARDA Contract.

Cost of sales and supportive services for the years ended December 31, 2025 and 2024 were $29.7 million and $31.3 million, respectively. Such costs in 2025 were primarily associated with the manufacture and delivery of courses of oral and IV TPOXX® to the U.S. Government under the 19C BARDA Contract. Such costs in 2024 were primarily associated with the manufacture and delivery of oral TPOXX® courses to the U.S. Government, DoD and various international customers as well as the manufacture and delivery of IV TPOXX® courses to the U.S. Government.

Selling, general and administrative expenses for the years ended December 31, 2025 and 2024 were $21.2 million and $25.1 million, respectively. The net decrease of approximately $3.9 million primarily reflects a decrease in international promotion fees related to a combination of the amendment to the International Promotion Agreement with Meridian and lower international activity in 2025, as well as lower professional service and consulting costs, in addition to lower compensation expense associated with the nonrecurrence in 2025 of certain one-time payments and equity grants that occurred in 2024 in connection with new hires. Such decreases are partially offset by an increase in business development costs.

Research and development expenses were $20.0 million for the year ended December 31, 2025, an increase of approximately $7.7 million from the $12.3 million incurred during the year ended December 31, 2024. The expense increase is primarily attributable to an increase in self-funded research and development activity, as well as higher expenses for the implementation of information technology enhancements, higher compensation expense in connection with an increase in headcount, and an increase in the usage of regulatory and related consultants.

Other income, net for the years ended December 31, 2025 and 2024 was $6.7 million and $6.1 million, respectively. These amounts reflect interest income earned on cash and cash equivalents.

For the year ended December 31, 2025, we recognized a tax provision of $7.1 million on pre-tax income of $30.4 million. Our effective tax rate for the year ended December 31, 2025 was 23.4% and differs from the statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m), and state and local taxes.

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act” (“OBBBA”) into law. The OBBBA makes permanent many of the provisions previously enacted as part of the 2017 Tax Cut and Jobs Act that were set to expire at the end of 2025 and includes other changes to certain U.S. corporate tax provisions including (i) the restoration of immediate expensing for domestic research and development expenditures, (ii) the reinstatement of 100% bonus depreciation for qualified property and (iii) favorably modifying the section 163(j) interest limitation (similar to EBITDA). FASB Topic 740, “Income Taxes”, requires the tax effects of changes in tax laws or rates be recognized in the period in which the law is enacted. The enactment of the OBBBA did not have a material impact on the Company’s effective tax rate. We continue to evaluate the OBBBA and its requirements, but we do not expect a material impact on our financial consolidate statements.

For the year ended December 31, 2024, we recognized a tax provision of $16.9 million on pre-tax income of $76.1 million. Our effective tax rate for the year ended December 31, 2024 was 22.2% and differs from the statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m), and state and local taxes.

Liquidity and Capital Resources

As of December 31, 2025, we had $155.0 million in cash and cash equivalents, compared with $155.4 million at December 31, 2024. We believe that our liquidity and capital resources will be sufficient to meet our anticipated requirements for at least the next twelve months from the issuance of these financial statements.

Operating Activities

We prepare our consolidated statement of cash flows using the indirect method. Under this method, we reconcile net income to cash flows from operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments during the period. These reconciling items include but are not limited to stock-based compensation, deferred income taxes and gains and losses from various transactions and changes in the consolidated balance sheet for working capital from the beginning to the end of the period.

Net cash provided by operations for the years ended December 31, 2025 and 2024 was $43.5 million and $48.8 million, respectively.  For the year ended December 31, 2025, net cash increase from operations is due to the receipt of approximately $105 million from sales of oral and IV TPOXX® to the U.S. Government and international customers, of which approximately $85 million relates to 2025 sales and the remainder to collection of accounts receivable on the December 31, 2024 balance sheet, as well as the receipt of investment income on cash and cash equivalents, was partially offset by the payment of approximately $8 million of income taxes as well as for the use of cash (net of research development revenues) for inventory and customary operating activities. For the year ended December 31, 2024, net cash increase from operations was due to the receipt of approximately $122.5 million from sales of oral and IV TPOXX® to the U.S. Government and international customers, of which approximately $102 million related to 2024 sales and the remainder to collection of accounts receivable on the December 31, 2023 balance sheet, partially offset by the payment of approximately $30 million of income taxes as well as the use of cash for customary operating activities.

On December 31, 2025 and 2024, our accounts receivable balance was approximately $3.3 million and $21.2 million, respectively. Our accounts receivable balance as of December 31, 2025, which was fully received by the Company through the end of February 2026, is primarily related to revenues in connection with the 19C BARDA Contract. Our accounts receivable balance as of December 31, 2024 primarily reflected sales of oral TPOXX® to various international countries and the DoD.

Investing Activities

We used $355,009 and $42,450 for capital expenditures for the years ended December 31, 2025 and 2024, respectively. Capital expenditures in 2025 were made in connection with the purchase of equipment related to future IV TPOXX® manufacturing.

Financing Activities

Cash used in financing activities for the years ended December 31, 2025 and 2024 was $43.6 million and $43.5 million, respectively. For the year ended December 31, 2025, we paid a special dividend of approximately $43.1 million and spent approximately $0.4 million associated with the payment of tax obligations for employee common stock tendered. For the year ended December 31, 2024, we paid a special dividend of approximately $42.7 million and spent approximately $0.8 million associated with the payment of tax obligations for employee common stock tendered.

Future Cash Requirements

As of December 31, 2025, we have outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $10.1 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SIGA Technologies, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company’s revenue was $94.6 million for the year ended December 31, 2025. The Company’s performance obligations are satisfied at a point in time or over time as work progresses. As disclosed by management, revenue connected with performance obligations related to product delivery and supportive services are recognized at a point in time. The Company’s revenue related to current research and development performance obligations as well as certain product supportive services are recognized over time, because the customer simultaneously receives and consumes the benefits provided by the services as the Company performs these services. Management recognizes revenue related to these services based on the progress toward complete satisfaction of the performance obligation and measures this progress under an input method, which is based on the Company’s cost incurred relative to total estimated costs.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue at the transaction price once the performance obligations are satisfied. These procedures also included, among others (i) testing the completeness, accuracy and occurrence of product sales and supportive services revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, invoices, shipping and delivery documents and subsequent cash receipts; (ii) for research and development revenue and certain product supportive services, testing management’s process for determining the estimated costs to completely satisfy each performance obligation for a sample of contracts by (a) comparing the underlying cost estimates to approved contracts or modifications; (b) comparing the underlying transaction price to original contracts or modifications; and (c) testing actual costs incurred and their eligibility for billing under the respective contracts; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2025.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 10, 2026

We have served as the Company’s auditor since 1997.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

As of

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$154,966,414	$155,400,262
Accounts receivable	3,263,736	21,166,129
Inventory	49,054,873	49,563,880
Prepaid expenses and other current assets	5,571,841	4,914,613
Total current assets	212,856,864	231,044,884

Property, plant and equipment, net	1,090,824	1,298,423
Deferred tax asset, net	4,428,519	10,854,702
Goodwill	898,334	898,334
Other assets	192,893	240,683
Total assets	$219,467,434	$244,337,026
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$824,522	$1,340,337
Accrued expenses and other current liabilities	6,520,057	5,640,110
Deferred IV TPOXX® revenue	10,240,000	10,330,800
Income tax payable	408,000	8,020,366
Total current liabilities	17,992,579	25,331,613
Other liabilities	2,653,283	3,200,650
Total liabilities	20,645,862	28,532,263
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 71,611,302 and 71,404,669 issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	7,161	7,140
Additional paid-in capital	241,885,214	238,635,635
Accumulated deficit	(43,070,803)	(22,838,012)
Total stockholders' equity	198,821,572	215,804,763
Total liabilities and stockholders' equity	$219,467,434	$244,337,026

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Years Ended December 31

	2025	2024	2023
Revenues
Product sales and supportive services	$88,048,145	$133,330,181	$130,668,209
Research and development	6,526,757	5,389,169	9,249,011
Total revenues	94,574,902	138,719,350	139,917,220

Operating expenses
Cost of sales and supportive services	29,703,893	31,289,229	17,825,090
Selling, general and administrative	21,212,694	25,136,050	22,043,023
Research and development	19,956,159	12,310,797	16,427,942
Total operating expenses	70,872,746	68,736,076	56,296,055
Operating income	23,702,156	69,983,274	83,621,165
Other income, net	6,679,864	6,087,116	4,155,508
Income before income taxes	30,382,020	76,070,390	87,776,673
Provision for income taxes	(7,102,877)	(16,856,174)	(19,707,847)
Net and comprehensive income	$23,279,143	$59,214,216	$68,068,826
Basic earnings per share	$0.33	$0.83	$0.95
Diluted earnings per share	$0.32	$0.82	$0.95
Weighted average shares outstanding: basic	71,528,043	71,253,172	71,362,209
Weighted average shares outstanding: diluted	71,867,627	71,905,712	71,679,270

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2025, 2024 and 2023

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, December 31, 2022	72,675,190	$7,268	$233,957,767	$(63,804,993)	$—	$170,160,042
Net income	—	—	—	68,068,826	—	68,068,826
Issuance of common stock upon exercise of stock options	8,672	—	—	—	—	—
Repurchase of common stock (including excise tax)	(1,736,822)	(174)	—	(11,072,337)	—	(11,072,511)
Issuance of common stock upon vesting of RSUs	144,576	15	(15)	—	—	—
Payment of common stock tendered for employee stock-based compensation tax obligations	—	—	(214,794)	—	—	(214,794)
Cash dividend ($0.45 per share)	—	—	—	(32,135,118)	—	(32,135,118)
Stock-based compensation	—	—	2,052,462	—	—	2,052,462
Balances, December 31, 2023	71,091,616	$7,109	$235,795,420	$(38,943,622)	$—	$196,858,907
Net income	—	—	—	59,214,216	—	59,214,216
Issuance of common stock	49,940	5	(5)	—	—	—
Payment of common stock tendered for employee stock-based compensation tax obligations	(106,029)	(11)	(799,884)	—	—	(799,895)
Issuance of common stock upon vesting of RSUs	369,142	37	(37)	—	—	—
Cash dividend ($0.60 per share)	—	—	—	(43,108,606)	—	(43,108,606)
Stock-based compensation	—	—	3,640,141	—	—	3,640,141
Balances, December 31, 2024	71,404,669	$7,140	$238,635,635	$(22,838,012)	$—	$215,804,763
Net income	—	—	—	23,279,143	—	23,279,143
Payment of common stock tendered for employee stock-based compensation tax obligations	(67,045)	(6)	(433,757)	—	—	(433,763)
Issuance of common stock upon vesting of RSUs	273,678	27	(27)	—	—	—
Cash dividend ($0.60 per share)	—	—	—	(43,511,934)	—	(43,511,934)
Stock-based compensation	—	—	3,683,363	—	—	3,683,363
Balances, December 31, 2025	71,611,302	$7,161	$241,885,214	$(43,070,803)	$—	$198,821,572

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31

	2025	2024	2023
Cash flows from operating activities:
Net income	$23,279,143	$59,214,216	$68,068,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	562,607	538,421	538,293
Stock-based compensation	3,683,363	3,640,141	2,052,462
Write down of inventory, net	1,355,321	327,373	579,239
Deferred income taxes provision (benefit)	6,426,182	193,416	(4,797,733)
Deferred IV TPOXX® revenue	(90,800)	(10,457,920)	10,240,000
Changes in assets and liabilities:
Accounts receivable	17,902,393	(35,178)	24,276,009
Inventory	(846,312)	15,342,653	(25,524,485)
Prepaid expenses and other assets	(609,437)	(591,303)	(3,011,346)
Accounts payable, accrued expenses and other liabilities	(578,641)	(5,739,479)	1,996,838
Income tax payable	(7,612,366)	(13,670,533)	20,381,228
Net cash provided by operating activities	43,471,453	48,761,807	94,799,331
Cash flows from investing activities:
Capital expenditures	(355,009)	(42,450)	(21,686)
Cash used in investing activities	(355,009)	(42,450)	(21,686)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(433,763)	(799,895)	(214,794)
Repurchase of common stock	—	—	(11,072,511)
Payment of dividend	(43,116,529)	(42,665,044)	(32,135,118)
Cash used in financing activities	(43,550,292)	(43,464,939)	(43,422,423)
Net (decrease)/increase in cash and cash equivalents	(433,848)	5,254,418	51,355,222
Cash and cash equivalents at the beginning of period	155,400,262	150,145,844	98,790,622
Cash and cash equivalents at end of period	$154,966,414	$155,400,262	$150,145,844

Supplemental disclosure of cash flows information:
Non-cash lease right-of-use asset and associated liability	$—	$462,686	$—
Issuance of common stock	$—	$417,000	$—
Issuance of common stock upon cashless exercise	$—	$—	$87,540
Cash income taxes paid, net	$8,200,973	$30,357,747	$3,500,873

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

On July 24, 2025, the EMA’s Committee for Medicinal Products for Human Use (CHMP) closed its third annual reassessment for Tecovirimat-SIGA and initiated a referral procedure for the product following questions over its effectiveness in the treatment of mpox. These questions were raised following receipt of results from certain non-SIGA sponsored clinical trials evaluating tecovirimat as a potential mpox treatment including the PALM007 and STOMP clinical trials. In the referral procedure, CHMP reviewed all available data on the safety and efficacy of Tecovirimat-SIGA for all its authorized indications in order to make a recommendation to the European Commission whether the marketing authorization should be maintained, modified, suspended or withdrawn. The CHMP is expected to meet in March to issue its recommendation.  The Company expects the CHMP will confirm the positive benefit-risk balance of Tecovirimat-SIGA as a treatment for smallpox, cowpox, and vaccinia complications, and maintain those indications in the product label.  Regarding mpox, based on the results of the mpox clinical trials, the Company expects the CHMP will recommend withdrawal of the mpox indication. In the UK, Tecovirimat-SIGA is undergoing an annual reassessment by the MHRA.  This reassessment, which is ongoing, is substantially similar to the EMA’s annual reassessment process and could result in a similar outcome.

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

For sales in certain international jurisdictions, collection of certain receivables from international government sales would be coordinated through the International Promotion Agreement with Meridian Medical Technologies ("Meridian") (see Note 3), under which Meridian invoices and collects payments from international customers and remits such collections, less Meridian's fees, to the Company under a quarterly process specified in the International Promotion Agreement.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2025 and 2024, 75% and 45%, respectively, of accounts receivable represent receivables from the U.S. Government. An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2025 and 2024, the Company had no allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of cost or net realizable value. The cost is determined using the first-in, first-out (FIFO) method. The Company capitalizes inventory costs associated with the Company’s products when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory is evaluated for impairment periodically to identify inventory that may expire prior to expected sale or has a cost basis in excess of its net realizable value. If certain batches or units of product do not meet quality specifications or become obsolete due to expiration or inability to meet customer minimum shelf-life requirements, the Company records a charge to write down such unmarketable inventory to its net realizable value.

Property, Plant and Equipment

Aside from manufacturing equipment noted below, property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are provided on a straight-line method over the estimated useful lives of the various asset classes. The estimated useful lives are as follows: five years for laboratory equipment; three years for computer equipment; and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term. Maintenance, repairs and minor replacements are charged to expense as incurred.

The Company purchased manufacturing equipment during Q3 2025. Depreciation on the manufacturing equipment will be calculated using the units of production method if and when the Company receives FDA approval for the associated manufacturing site.

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. As of December 31, 2025, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: three performance obligations relate to research and development services; and one relates to manufacture and delivery of product.

Contract modifications may occur during the course of performance of our contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. A portion of the Company’s revenue is derived from long-term contracts that span multiple years. All of the Company’s revenue related to current research and development performance obligations as well as certain product supportive services are recognized over time, because the customer simultaneously receives and consumes the benefits provided by the services as the Company performs these services. The Company recognizes revenue related to these services based on the progress toward complete satisfaction of the performance obligation and measures this progress under an input method, which is based on the Company’s cost incurred relative to total estimated costs. Under this method, progress is measured based on the cost of resources consumed (i.e., cost of third-party services performed, cost of direct labor hours incurred, and cost of materials consumed) compared to the total estimated costs to completely satisfy the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. The incurred and estimated costs used in the measure of progress include third-party services performed, direct labor hours, and material consumed. The Company accounts for shipping and handling activities as fulfillment costs rather than as an additional promised service.

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

Contract Balances. The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the year ended December 31, 2025, the Company recognized revenue of $10.7 million that was included in deferred revenue at the beginning of the period.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. As of December 31, 2025, the aggregate amount of transaction price allocated to remaining performance obligations was $59.1 million. With respect to current obligations related to the manufacture and delivery of product, the Company expects such obligations to be mostly recognized as revenues within the next 12 months. With respect to the performance obligations related to research and development services, the Company expects such obligations to be recognized as revenue within the next three years as the specific timing for satisfying performance obligations is subjective and at times outside the Company's control.

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

Share-based Compensation

The Company measures all stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Over the past three years, the Company has issued stock options, restricted stock units (“RSU’s”) and performance or market condition share awards ("PSU’s"). Stock options and RSUs only have service-based vesting conditions, and the Company records the expense for these awards using the straight-line method. PSUs may have multiple tranches, each with certain performance conditions or market capitalization or stock price milestones and service-based vesting conditions. In the event a performance condition for a specific tranche is unknown, the Company will not consider the awards associated with that specific tranche granted until the performance condition is known. Once a performance condition is known for a PSU, the Company will record expense for these awards over the remaining service period once it is estimated that at least a portion of the performance condition will be met.

The fair value of each stock option grant is determined using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of its common stock, the expected term of the stock options, the risk-free interest rate for a period that approximates the expected term of the stock options and the expected dividend yield.

The fair value of RSU awards is determined by the value of our common stock and is recognized based on the portion of the requisite service period satisfied as of each valuation date. The fair valuation of the cash-settled awards changes based on changes in our common stock price. The portion of cash-settled RSUs that is recognized based on service period is reflected in accrued expenses and other current liabilities in our consolidated balance sheet. Increases (or decreases) in accrued expenses result in adjustments to earnings for the associated valuation updates.

The fair value of the PSUs is estimated based on the conditions of the award. Market based awards are valued using a Monte-Carlo valuation simulation through a third party. Similar to stock options, the Company makes assumptions for the volatility of its common stock, the expected term of the PSUs, the risk-free interest rate for a period that approximates the expected term of the PSUs and the expected dividend yield. The compensation expense for these types of PSUs is recognized using an accelerated amortization model. Performance based PSU awards, once the performance condition is known, are valued at each reporting period, and the amount of stock-based compensation expense is based on the probability of achievement against the pre-established performance measures and if necessary, a cumulative catch-up adjustment for expense is recorded to reflect any revised estimates regarding the probability of achievement.

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

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, assuming potentially dilutive common shares from option exercises, RSUs, and other incentives had been issued and any proceeds received in respect thereof were used to repurchase common stock at the average market price during the period. The assumed proceeds used to repurchase common stock is the sum of the amount to be paid to the Company upon exercise of options and the amount of compensation cost attributed to future services not yet recognized.

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

There were no transfers between levels of the fair value hierarchy during 2025 or 2024. As of December 31, 2025 and  December 31, 2024, the Company had approximately $55.8 million and $53.5 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 or Level 3 financial instruments as of  December 31, 2025 or  December 31, 2024.

For the years ended December 31, 2025, 2024 and 2023, interest income of $6.7 million, $6.1 million and $4.2 million, respectively, was included in Other income, net on the Consolidated Statements of Operations and Comprehensive Income.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. ASU 2023-09 became effective for our fiscal year ending December 31, 2025 and the Company applied the amendments retrospectively to all prior periods presented in our consolidated financial statements. See Note 10 – Income Taxes.

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

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, development of a pediatric formulation, support for manufacturing activities, and procurement activities. On April 8, 2025, total payments contemplated under the contract with BARDA were increased by $14.3 million to add funding for activities supporting manufacturing. On June 3, 2025, total payments contemplated under the contract with BARDA were increased by $13.2 million in connection with the development of the pediatric formulation of TPOXX®. As of December 31, 2025, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $630 million of payments, of which approximately $79.2 million of payments are included within the base period of performance, approximately $545.2 million of payments are related to exercised options, and up to approximately $5.6 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $79.2 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $59.5 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2025, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile and $31.2 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue was recognized in the second quarter of 2024 as the IV FDP containing such IV BDS was delivered to and accepted by the Strategic Stockpile.

The options that have been exercised as of December 31, 2025, provide for payments up to approximately $545.2 million. As of December 31, 2025, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $76.8 million for the manufacture of courses of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2025, a cumulative total of $450.2 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted; a cumulative total of $61.4 million of IV BDS or IV FDP has been either set aside in inventory or delivered to the Strategic Stockpile and accepted (IV BDS that has been set aside has been recorded as deferred revenue and will be recognized as revenue when the IV BDS is manufactured as IV FDP and delivered); and the Company has been cumulatively reimbursed $10.9 million in connection with post-marketing activities for oral and IV TPOXX®.

Unexercised options specify potential payments up to approximately $5.6 million in total (if all such options are exercised), all of which relates to supportive activities that we currently do not expect to be required.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the years ended December 31, 2025 and 2024, the Company recognized revenues of $9.6 million and $5.4 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery and therefore at a point in time for the years ended December 31, 2025 and 2024, was $79.1 million and $100.1 million, respectively.

U.S. Department of Defense Procurement Contracts

In 2024, the Company had sales of approximately $10 million with the U.S. Department of Defense ("DoD") (also known as the Department of War). Sales consisted mostly of delivery of oral TPOXX®, with a minor amount of IV TPOXX® delivered.

Over the past four years, the Company has received three procurement contracts from the DoD, totaling $28 million in value, mostly in connection with the manufacture and delivery of oral TPOXX®. All deliveries specified under these contracts have been fulfilled.

International Sales Activity

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the year ended December 31, 2025, the Company recognized $5.8 million of sales in connection with international contracts for which the Company was the counterparty to the contract. During the year ended  December 31, 2024, the Company recognized $23.0 million of sales in connection with international contracts. For international sales in the first and second quarters of 2024, Meridian was the counterparty to contracts under which the sales were made. For international sales in the third and fourth quarters of 2024, the Company was the counterparty to the contracts under which the sales were made.

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

4. Inventory

Inventory consisted of the following:

	As of
	December 31, 2025	December 31, 2024
Raw materials	$1,015,805	$134,535
Work in-process	41,234,186	40,417,411
Finished goods	6,804,882	9,011,934
Inventory	$49,054,873	$49,563,880

During the years ended December 31, 2025, 2024 and 2023, the Company wrote down approximately $1.8 million, $0.5 million, and $0.5 million, respectively, of inventory. In addition, during the years ended December 31, 2025 and 2024, the Company recognized recoveries of approximately $0.5 million, and $0.2 million, respectively, from a contract manufacturing organization associated with previous losses of inventory. The Company did not recognize any recoveries for previous losses of inventory during the year ended December 31, 2023.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	December 31, 2025	December 31, 2024
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	471,298	450,511
Furniture and fixtures	314,434	347,045
Manufacturing Equipment	289,575	—
Operating lease right-of-use asset	4,141,333	4,141,333
	7,636,668	7,358,917
Less-accumulated depreciation	(6,545,844)	(6,060,494)
Property, plant and equipment, net	$1,090,824	$1,298,423

Depreciation and amortization expense on property, plant, and equipment was $0.6 million for the year ended December 31, 2025, and $0.5 million for each of the years ended December 31, 2024 and 2023.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	As of
	December 31, 2025	December 31, 2024
Compensation	$3,302,176	$637,750
Other	696,110	2,160,177
Accrued dividends on unvested equity property	674,865	269,720
Lease liability, current portion	595,169	546,820
Research and development vendor costs	583,055	446,412
Professional fees	423,803	1,473,956
Inventory	244,879	105,275
Accrued expenses and other current liabilities	$6,520,057	$5,640,110

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

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	Year Ended December 31,
	2025	2024	2023
Net income for basic earnings per share	$23,279,143	$59,214,216	$68,068,826
Weighted-average shares	71,528,043	71,253,172	71,362,209
Effect of potential common shares	339,584	652,540	317,061
Weighted-average shares: diluted	71,867,627	71,905,712	71,679,270
Earnings per share: basic	$0.33	$0.83	$0.95
Earnings per share: diluted	$0.32	$0.82	$0.95

For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, weighted-average diluted shares include the dilutive effect of in-the-money options and stock-settled RSUs. The dilutive effect of stock-settled RSUs and options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Cash-settled RSUs were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the years ended December 31, 2025, 2024 and 2023 because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of these RSUs, would have been anti-dilutive. Performance-based RSUs were excluded from the diluted earnings per share calculations for the year ended December 31, 2025, as a result of the associated metrics/contingencies not being achieved. For the years ended December 31, 2025, 2024 and 2023, the weighted average number of shares under the cash-settled RSUs and performance-based RSUs excluded from the calculation of diluted earnings per share was 284,205, 48,642, and 32,660, respectively.

8. Stockholders’ Equity

On December 31, 2025, the Company’s authorized share capital consisted of 620,000,000 shares, of which 600,000,000 are designated common shares and 20,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board. As of December 31, 2025 and 2024, no preferred shares were outstanding or issued.

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

For the years ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expense, including stock options, PSUs, and RSUs, of approximately $3.7 million, $3.6 million and $2.1 million, respectively.

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

The fair value of stock options issued under our stock plan have been estimated with the following assumptions:

Year Ended December 31, 2025
Weighted Average Expected Life (in Years)	10
Risk-free Interest Rate	4.3%
Volatility	74.4%
Dividend Yield	0%

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at January 1, 2025 (1)	694,914	$4.99
Granted	34,657	5.50
Exercised	—	—
Canceled/Expired	—	—
Outstanding at December 31, 2025	729,571	$5.02	7.51	$956,848
Vested and Expected to Vest at December 31, 2025	729,571	$5.02	7.51	$956,848
Exercisable at December 31, 2025	431,183	$5.13	7.09	$518,504

(1) Balances as of January 1, 2025 differ from those as of December 31, 2024 presented in the Company's 2024 Form 10-K due to the special dividend paid during 2025. In connection with the dividend, the number of options and the weighted average exercise price were adjusted pursuant to the terms of the Company's 2010 Plan.

As of December 31, 2025, the remaining unrecognized stock-based compensation cost related to stock options expected to be recognized is $0.6 million. The total fair value of stock options which vested during the years ended December 31, 2025 and 2024 was approximately $1,233,092 and $24,964, respectively.

There were no stock options exercised during the years ended December 31, 2025 and December 31, 2024. The stock options exercised during the year ended December 31, 2023 had an intrinsic value of less than $0.1 million. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

Restricted Stock Units

RSUs awarded to employees vest on schedules of between one year and three years, and RSUs awarded to directors of the Company vest over a one-year period. A summary of the Company’s RSU activity is as follows:

		Weighted
		Average
	Number of	Grant-Date
	RSUs	Fair Value
Outstanding at January 1, 2025 (1)	450,162	$6.58
Granted (2)	631,560	5.66
Vested and released	(306,833)	6.92
Canceled/Expired	(1,212)	5.58
Outstanding at December 31, 2025 (2)	773,677	$5.69

(1) includes 40,075 awards which were settled in cash.

(2) includes 50,645 awards which were expected to be settled in cash.

As of December 31, 2025, $2.8 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.7 years. The weighted average fair value at the date of grant for restricted stock awards granted during the years ended December 31, 2025, 2024 and 2023 was $5.66, $5.51 and $6.14 per share, respectively. The total fair value of restricted stock and restricted stock units vested and released during the years ended December 31, 2025, 2024 and 2023 was approximately $2.0 million, $2.6 million and $1.9 million, respectively.

Restricted Stock Units with a Performance or Market Condition

In the year ended December 31, 2025, the Company issued PSUs to certain executives, which provided the right to receive shares of common stock, upon achievement of performance milestones to be determined and service over a three-year performance period ending March 2027. A total of 387,762 PSUs were awarded with 1/3 being based on the achievement of a performance condition within the period of one year from issuance. The performance conditions for the remaining 2/3 of the 2025 award will be determined at a future date. The PSUs that are conditionally earned will become vested if the executive remains in service with the Company through the third anniversary of the issuance date.

The annual performance conditions are established in March of each year. Therefore, in accordance with ASC 718, Compensation – Stock compensation, the grant date (and fair value measurement date) for each Tranche Year is the date in March of each year when a mutual understanding of the key terms and conditions are reached.

At each reporting period, the amount of stock-based compensation is determined based on the probability of achievement against the pre-established performance measures and if necessary, a cumulative catch-up adjustment is recorded to reflect any revised estimates regarding the probability of achievement.

The following table summarizes the unvested performance or market condition stock unit activity for the year ended December 31, 2025:

		Weighted
		Average
	Number of	Grant-Date
	RSUs	Fair Value
Outstanding at January 1, 2025	139,338	$3.54
Granted (1)	129,254	5.45
Vested and released	(6,920)	7.20
Canceled/Expired	—	—
Outstanding at December 31, 2025 (1)	261,672	$4.39

(1) excludes 258,508 awards which were not considered granted as the performance condition is not known.

As of December 31, 2025, there is no remaining unrecognized stock-based compensation cost related to PSUs outstanding to be recognized. The weighted average fair value at the date of grant for PSUs granted during the years ended  December 31, 2025 and 2024 was $5.45 and $3.35 per share, respectively. There were no PSUs granted during the year ended December 31, 2023. The total fair value of PSUs vested and released during the years ended  December 31, 2025 and 2024 was approximately $0.1 million, and $0.4 million, respectively.

10. Income Taxes

The components of income before provision for income taxes are as follows:

	For the year ended December 31,
	2025	2024	2023
Domestic	$30,332,374	$76,037,694	$87,700,647
Foreign	49,646	32,696	76,026
Income before income taxes	$30,382,020	$76,070,390	$87,776,673

The provision for income taxes consists of the following:

	For the year ended December 31,
	2025	2024	2023
Current Tax Expense:
U.S. Federal	$401,196	$16,526,685	$23,698,658
State and local	264,575	131,813	792,477
Foreign	10,924	4,260	14,445
Total current tax expense	$676,695	$16,662,758	$24,505,580

Deferred Tax Expense (Benefit):
U.S. Federal	$6,423,013	$294,028	$(4,711,556)
State and local	3,169	(100,612)	(86,177)
Foreign	—	—	—
Total deferred tax expense (benefit)	$6,426,182	$193,416	$(4,797,733)

Total provision for income taxes	$7,102,877	$16,856,174	$19,707,847

The effective income tax rate differs from the federal statutory income tax rate of 21% as follows:

	For the year ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Rate	$6,380,224	21.0%	$15,974,780	21.0%	$18,433,101	21.0%
State Income Taxes, net of Federal Effect (1)	129,342	0.4%	75,573	0.1%	53,680	0.1%
Nontaxable or nondeductible items:
Executive compensation	701,870	2.3%	1,122,154	1.5%	389,494	0.4%
Other	(57,828)	-0.2%	203,399	0.3%	279,437	0.3%
Effect of cross-border tax laws	(134,354)	-0.4%	(466,620)	-0.6%	—	0.0%
Changes in unrecognized tax benefits	82,826	0.3%	(50,506)	-0.1%	504,052	0.6%
Other	299	0.0%	—	0.0%	49,604	0.1%
Foreign Tax Effects	498	0.0%	(2,606)	0.0%	(1,521)	0.0%

Total	$7,102,877	23.4%	$16,856,174	22.2%	$19,707,847	22.5%

(1) State income taxes in Oregon and Texas comprise the majority (greater than 50%) of the tax effect in this category.

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows:

	For the year ended December 31,
	2025	2024
Deferred Tax Assets:
State Net operating losses	$1,163,061	$1,166,400
Inventory	403,591	400,783
Reserves and Accruals	687,598	85,716
Shared-based compensation	461,581	539,738
Fixed assets	123,287	28,213
Deferred revenue	2,314,452	2,232,060
Capitalized R&D	7,474	7,028,480
Lease liability	171,597	294,503
Other	522,739	500,726
Deferred tax assets before valuation allowance	$5,855,380	$12,276,619
Less: valuation allowance	(918,818)	(921,456)
Total deferred tax assets, net of valuation allowance	$4,936,562	$11,355,163

Deferred Tax Liabilities:
Amortization of goodwill	(203,042)	(194,093)
Other	(305,001)	(306,368)
Total deferred tax liabilities	$(508,043)	$(500,461)

Net deferred tax assets (liabilities)	$4,428,519	$10,854,702

The Company's valuation allowance decreased by $2,638 during the year ended December 31, 2025.

Income taxes paid, net of refunds received consisted of the following:

	For the year ended December 31,
	2025	2024	2023
U.S. Federal	$8,000,300	$30,254,812	$3,347,492
State and Local	187,836	94,579	145,032
Foreign	12,837	8,356	8,349
Net cash paid for income taxes	$8,200,973	$30,357,747	$3,500,873

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the year ended December 31,
	2025	2024	2023
Beginning Balance	$4,692,629	$5,081,610	$5,103,548
Additions	4,133	51,227	—
Reductions	—	—	(17,096)
Settlements	—	—	—
Lapses in statutes of limitations	(998,649)	(440,208)	(4,842)
Ending Balance	$3,698,113	$4,692,629	$5,081,610

During the years ended December 31, 2025 and 2024, the Company recorded an income tax expense of $431,000 and $101,000, respectively, related to the accrual of interest and penalties.

On July 4, 2025, President Trump signed OBBBA into law. The OBBBA makes permanent many of the provisions previously enacted as part of the 2017 Tax Cut and Jobs Act that were set to expire at the end of 2025 and includes other changes to certain U.S. corporate tax provisions including the restoration of immediate expensing for domestic research and development expenditures and the reinstatement of 100% bonus depreciation for qualified property. In accordance with the authoritative guidance under ASC 740, the Company is required to recognize the effects of the enacted tax law changes in its income tax provision in the period enacted.  Although the OBBBA had many taxpayer-favorable provisions, the OBBBA did not have a material impact on the Company’s effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local tax jurisdictions. The federal tax years open to examination are 2022 to 2025. The Company's state and local tax years that are open to tax examination are generally 2021 to 2025.

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

The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The following table provides the operating result of the Company's segment:

	For the years ended December 31,
	2025	2024	2023
Revenue
Product sales and supportive services	$88,048,145	$133,330,181	$130,668,209
Research and development	6,526,757	5,389,169	9,249,011
Total revenues	94,574,902	138,719,350	139,917,220
Less:
Cost of sales and supportive services	29,703,893	31,289,229	17,825,090
Employee expenses	16,996,975	16,887,020	13,058,095
R&D vendor expenses	9,062,714	2,684,593	7,320,157
Professional fee expenses	3,128,215	3,837,929	4,820,843
International promotion fees	-	3,098,402	3,938,867
Other segment items (1)	12,031,171	10,969,376	9,350,641
Interest income	(6,730,086)	(6,117,589)	(4,173,146)
Income tax expense	7,102,877	16,856,174	19,707,847
Net income	$23,279,143	$59,214,216	$68,068,826

(1) Other segment items include insurance, business development costs, regulatory and consultant expenses, as well as various general corporate costs.

Revenues by geographic region were as follows:

	For the year ended December 31,
	2025	2024	2023
United States	$88,753,655	$115,743,994	$118,650,253

International
Asia-Pacific	—	13,857,043	966,633
Canada	5,821,247	737,677	—
Europe, Middle East and Africa (EMEA)	—	8,380,636	20,300,334
Total International	5,821,247	22,975,356	21,266,967

Total revenues	$94,574,902	$138,719,350	$139,917,220

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

Operating lease costs totaled $0.6 million for each of the years ended December 31, 2025 and 2024. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.7 million for each the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the weighted-average remaining lease term of the Company’s operating leases was 1.24 years while the weighted-average discount rate was 9.95%.

The following is a maturity analysis of the Company's lease liabilities as of December 31, 2025:

2026	$629,148
2027	165,916
Total undiscounted cash flows under operating leases	795,064
Less: Imputed interest	(35,857)
Present value of lease liabilities	$759,207

As of December 31, 2025, approximately $0.2 million of the lease liability is included in Other liabilities on the consolidated balance sheet with the current portion included in accrued expenses.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders which obligate the Company to pay a specified price when agreed-upon services are performed. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of December 31, 2025, the Company has approximately $10.1 million of purchase commitments associated with manufacturing obligations.

13. Related Party Transactions

Board of Directors

Effective June 13, 2023, an individual was elected to the Company's Board of Directors who was already providing and continued to provide consulting services to the Company. Under a consulting agreement, the director received a monthly fee of $20,000 in 2023, 2024 and two months in 2025. In September 2024, the consulting agreement was amended; the amendment specifies that the director would receive a payment of between $120,000 and $240,000 in the event that the Company receives a request for proposal ("RFP") or request for information ("RFI") from the Administration of Strategic Preparedness and Response within the U.S. Government before July 1, 2025.  On March 6, 2025, the director resigned from the Company’s Board. In connection with the September 2024 consulting agreement amendment, the Company did not obtain an RFP or RFI before July 1, 2025, thus no additional payment was required.

Real Estate Leases

On May 26, 2017, the Company and M&F Incorporated entered into the New HQ Lease, pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company's rental obligations consisted of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the year ended December 31, 2025, the Company paid $0.4 million for rent and ancillary services associated with this lease. The Company had no outstanding payables or accrued expenses related to this lease as of December 31, 2025 and 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025 in accordance with the framework on Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the framework in Internal Control-Integrated Framework (2013) issued by the COSO. Based on this evaluation using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

With the exception of the information incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders ("2026 Proxy Statement") in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2026 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by Item 10 will be included in the Proxy Statement for our 2026 Annual Meeting of Stockholders ("2026 Proxy Statement") under the headings “Proposal 1: Election of Directors,” “Board of  Directors,” “Executive Officers,” “Code of Ethics,” “Insider Trading Policy” and, if applicable, “Delinquent Section 16(a) Reports,” or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be included in the 2026 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference. Information contained in the 2026 Proxy Statement or an amendment to this Annual Report on Form 10-K under the caption “Compensation Committee Report” is furnished and not deemed filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 concerning security ownership of certain beneficial owners and management is incorporated by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in our 2026 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain compensation plan information with respect to compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, and Restricted Stock Units (1)	Weighted-average Exercise Price of Outstanding Options, and Restricted Stock Units	Number of Securities Available for Future Issuance under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	2,023,428	$5.25	1,436,637
Equity compensation plans not approved by security holders	—	—	—
Total	2,023,428	$5.25	1,436,637

(1)	Consists of the 1996 Incentive and Non-Qualified Stock Option Plan and the 2010 Stock Incentive Plan.
(2)	Consists of the 2010 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the 2026 Proxy Statement under the headings "Transactions with Related Persons" and "Board of Directors – Director Independence" or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the section titled "Fees Billed by PricewaterhouseCoopers, LLP" in our 2026 Proxy Statement.

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

4(b)

Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4(b) to the Annual Report on Form 10-K of the Company filed on March 5, 2020).

10(a)	Securities Purchase Agreement, dated as of August 13, 2003, between the Company and MacAndrews & Forbes Holdings Inc. (incorporated by reference to Exhibit 10(fff) to the Current Report on Form 8-K of the Company filed on August 18, 2003).

10(b)	Director Compensation Program, effective April 8, 2021 (incorporated by reference to the Definitive Proxy Statement on Form DEF 14A of the Company filed on April 27, 2021).*

10(c)

Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Daniel J. Luckshire (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on April 14, 2016).*

10(d)

Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Dennis E. Hruby (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on April 14, 2016).*

10(e)

Office Lease, dated as of May 26, 2017, by and between SIGA Technologies, Inc. and MacAndrews & Forbes Incorporated (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 30, 2017).

10(f)	Commercial Lease Agreement for Corvallis, Oregon dated November 3, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2017).

10(g)

Addendum, dated August 10, 2018, to Second Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Dennis E. Hruby (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on August 10, 2018).*

10(h)

Contract, dated as of September 10, 2018, between SIGA Technologies, Inc. and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 11, 2018).

10(i)

Commercial Manufacturing Agreement, dated October 1, 2018, by and between Albemarle Corporation and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of the Company filed on March 6, 2019).

10(j)

Amendment of Solicitation/Modification of Contract 0001, dated February 21, 2019, to Agreement, dated September 10, 2018, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of the Company filed on March 6, 2019).

10(k)

Amendment of Solicitation/Modification of Contract 0002, dated May 17, 2019, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 20, 2019).

10(l)

Promotion Agreement, dated May 31, 2019, by and between SIGA Technologies, Inc. and Meridian Medical Technologies, Inc. (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 3, 2019).

10(m)

Amendment of Solicitation/Modification of Contract 0003, dated September 9, 2019, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on November 5, 2019).

10(n)	Amendment of Solicitation/Modification of Contract 0004, dated February 4, 2020, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on May 6, 2020).

10(o)	Amendment of Solicitation/Modification of Contract 0005, dated April 29, 2020, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2020).

10(p)	Amendment of Solicitation/Modification of Contract 0007, dated September 8, 2021, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on November 4, 2021).

10(q)	Amendment of Solicitation/Modification of Contract 00006, dated April 29, 2021, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to Exhibit 10(tt) to the Annual Report on Form 10-K of the Company filed on March 3, 2022).

10(r)	Amendment of Solicitation/Modification of Contract 00008, dated December 9, 2021, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to Exhibit 10(uu) to the Annual Report on Form 10-K of the Company filed on March 3, 2022).

10(s)	Amendment of Solicitation/Modification of Contract 00009, dated January 27, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(t)	Amendment of Solicitation/Modification of Contract 00010, dated March 29, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(u)	Amendment of Solicitation/Modification of Contract 000011, dated July 26, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(v)	Amendment of Solicitation/Modification of Contract 000012, dated August 5, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(w)	Proposal for the Amendment of the Employment Agreement with Dennis E. Hruby (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2023).*

10(x)	Amendment of Solicitation/Modification of Contract 00013, dated July 27, 2023, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2023).

10(y)	Employment Agreement, dated January 19, 2024, between SIGA Technologies, Inc. and Diem Nguyen (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 22, 2024).*

10(z)	Amendment of Solicitation/Modification of Contract 00014, dated October 18, 2023, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to Exhibit 10(mmm) to the Annual Report on Form 10-K of the Company filed on March 12, 2024).

10(aa)	Amendment of Solicitation/Modification of Contract 00015, dated February 9, 2024, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to Exhibit 10(nnn) to the Annual Report on Form 10-K of the Company filed on March 12, 2024).

10(bb)	Employment Agreement, dated February 26, 2024, between SIGA Technologies, Inc. and Larry Miller (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2024).*

10(cc)	Amendment No. 1 to Promotion Agreement, dated September 10, 2020, between SIGA Technologies, Inc. and Meridian Medical Technologies, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2024).

10(dd)	Letter Amendment to Promotion Agreement, dated February 28, 2024, between SIGA Technologies, Inc. and Meridian Medical Technologies, LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2024).

10(ee)	Letter Amendment to Promotion Agreement, dated March 26, 2024, between SIGA Technologies, Inc. and Meridian Medical Technologies, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2024).

10(ff)	Amendment No. 2 to Promotion Agreement, dated March 27, 2024, between SIGA Technologies, Inc. and Meridian Medical Technologies, LLC (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2024).

10(gg)	SIGA Technologies, Inc. 2010 Stock Incentive Plan (amended and restated effective May 23, 2017) (incorporated by reference to Exhibit 10(nn) to the Annual Report on Form 10-K of the Company filed on March 11, 2025).

10(hh)	Form of Stock Option Grant Agreement under the SIGA Technologies, Inc. 2010 Stock Incentive Plan (amended and restated effective May 23, 2017) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on August 1, 2024).*

10(ii)	Form of Restricted Stock Unit Grant Agreement under the SIGA Technologies, Inc. 2010 Stock Incentive Plan (amended and restated effective May 23, 2017) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on August 1, 2024).*

10(jj)	Form of Performance Stock Unit Grant Agreement under the SIGA Technologies, Inc. 2010 Stock Incentive Plan (amended and restated effective May 23, 2017) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on August 1, 2024).*

10(kk)	Form of Non-Employee Directors Restricted Stock Unit Grant Agreement under the SIGA Technologies, Inc. 2010 Stock Incentive Plan (amended and restated effective May 23, 2017) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed on August 1, 2024).*

10(ll)	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company filed on August 1, 2024).

10(mm)	Amendment of Solicitation/Modification of Contract 00016, dated July 18, 2024, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company filed on August 1, 2024).

10(nn)	Amendment to Amended and Restated Employment Agreement between SIGA Technologies, Inc. and Daniel J. Luckshire, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 4, 2024).*

10(oo)	Second Amendment to Third Amended and Restated Employment Agreement between SIGA Technologies, Inc. and Dennis E. Hruby, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 4, 2024).*

10(pp)	Consulting Agreement, dated October 19, 2020, between SIGA Technologies, Inc. and Tides Group, LLC (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2024).

10(qq)	Amendment #1, dated September 1, 2022, to the Consulting Agreement, dated October 19, 2020, between SIGA Technologies, Inc. and Tides Group, LLC (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2024).

10(rr)	Statement of Work #1, dated October 19, 2020, between SIGA Technologies, Inc. and Tides Group, LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2024).

10(ss)	Amendment #1, dated September 26, 2024, to Statement of Work #1, dated October 19, 2020, between SIGA Technologies, Inc. and Tides Group, LLC (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2024).

10(tt)	Amendment, dated August 30, 2024, to Promotion Agreement, dated May 31, 2019, by and between SIGA Technologies, Inc. and Meridian Medical Technologies, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2024).

10(uu)	Amendment of Solicitation/Modification of Contract 00017, dated March 26, 2025, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on May 8, 2025).

10(vv)	Amendment of Solicitation/Modification of Contract 00018, dated April 8, 2025, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed on May 8, 2025).

10(ww)	Amendment of Solicitation/Modification of Contract 00019, dated June 3, 2025, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed on August 5, 2025).

19.1	SIGA Technologies, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K of the Company filed on March 11, 2025).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

97.1	SIGA Technologies, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K of the Company filed March 12, 2024).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline Taxonomy Extension Schema Document

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline Taxonomy Extension Definition Linkbase Document

101.LAB	Inline Taxonomy Extension Labels Linkbase Document

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	March 10, 2026	By:	/s/ Diem Nguyen, Ph.D.
Diem Nguyen, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Diem Nguyen, Ph.D.		March 10, 2026
Diem Nguyen, Ph.D.	Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Daniel J. Luckshire
Daniel J. Luckshire	Executive Vice President and	March 10, 2026
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jaymie Durnan
Jaymie Durnan	Director	March 10, 2026

/s/ Harold E. Ford, Jr.
Harold E. Ford, Jr.	Director	March 10, 2026

/s/ General John M. Keane
General John M. Keane	Director	March 10, 2026

/s/ Joseph Marshall
Joseph Marshall	Director	March 10, 2026

/s/ Gary J. Nabel
Gary J. Nabel	Director	March 10, 2026

/s/ Julian Nemirovsky
Julian Nemirovsky	Director	March 10, 2026

/s/ Holly L. Phillips
Holly L. Phillips	Director	March 10, 2026