Form 10-Q
period 2026-03-31
SIGA TECHNOLOGIES INC
filed 2026-05-07
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026
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

As of April 17, 2026, the registrant had outstanding 71,724,097 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$145,562,142	$154,966,414
Accounts receivable	4,501,682	3,263,736
Inventory	56,494,950	49,054,873
Prepaid expenses and other current assets	4,966,957	5,571,841
Total current assets	211,525,731	212,856,864

Property, plant and equipment, net	1,673,973	1,090,824
Deferred tax asset, net	5,086,458	4,428,519
Goodwill	898,334	898,334
Other assets	203,362	192,893
Total assets	$219,387,858	$219,467,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,306,482	$824,522
Accrued expenses and other current liabilities	6,529,847	6,520,057
Dividend payable	43,034,458	—
Deferred revenue	8,884,121	10,240,000
Income tax payable	403,517	408,000
Total current liabilities	65,158,425	17,992,579

Other liabilities	2,607,831	2,653,283
Total liabilities	67,766,256	20,645,862
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 71,724,097 and 71,611,302, issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	7,172	7,161
Additional paid-in capital	242,057,171	241,885,214
Accumulated deficit	(90,442,741)	(43,070,803)
Total stockholders’ equity	151,621,602	198,821,572
Total liabilities and stockholders’ equity	$219,387,858	$219,467,434

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenues
Product sales and supportive services	$3,537,876	$5,821,247
Research and development	2,704,704	1,219,568
Total revenues	6,242,580	7,040,815

Operating expenses
Cost of sales and supportive services	2,940,884	157,738
Selling, general and administrative	4,673,014	5,675,662
Research and development	3,949,846	3,462,813
Total operating expenses	11,563,744	9,296,213
Operating loss	(5,321,164)	(2,255,398)
Other income, net	1,277,480	1,684,983
Loss before income taxes	(4,043,684)	(570,415)
Benefit for income taxes	589,432	162,192
Net and comprehensive loss	$(3,454,252)	$(408,223)
Basic loss per share	$(0.05)	$(0.01)
Diluted loss per share	$(0.05)	$(0.01)
Weighted average shares outstanding: basic	71,649,957	71,427,527
Weighted average shares outstanding: diluted	71,649,957	71,427,527

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,454,252)	$(408,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	149,949	135,308
Stock-based compensation	752,965	902,280
Deferred income taxes, net	(657,939)	(277,850)
Deferred revenue	(1,355,879)	—
Changes in assets and liabilities:
Accounts receivable	(1,237,946)	13,980,644
Inventory	(7,440,077)	(9,496,799)
Prepaid expenses and other assets	594,415	(175,802)
Accounts payable, accrued expenses and other liabilities	3,989,352	10,409,997
Income tax payable	(4,483)	(8,007,679)
Net cash (used in)/provided by operating activities	(8,663,895)	7,061,876
Cash flows from investing activities:
Capital expenditures	—	(24,893)
Cash used in investing activities	—	(24,893)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(580,997)	(166,193)
Payment of dividend on vested equity awards	(159,380)	—
Cash used in financing activities	(740,377)	(166,193)
Net (decrease)/increase in cash and cash equivalents	(9,404,272)	6,870,790
Cash and cash equivalents at the beginning of period	154,966,414	155,400,262
Cash and cash equivalents at end of period	$145,562,142	$162,271,052

Supplemental disclosure of non-cash investing activities:
Purchase of manufacturing equipment	$733,862	$—

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements of SIGA Technologies, Inc. (“we,” “our,” “us,” “SIGA” or the “Company”) are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025, included in the Company's 2025 Annual Report on Form 10-K filed on March 10, 2026 (the "2025 Form 10-K"). All terms used but not defined elsewhere herein have the meaning ascribed to them in the 2025 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2025 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. As of March 31, 2026, the Company's active contractual performance obligations consist of the following: three performance obligations relate to research and development services; and two relate to manufacture and delivery of product. The material performance obligations are referenced in Note 3. The aggregate amount of the transaction price allocated to current performance obligations as of  March 31, 2026 was $65.6 million. Current performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. With respect to current obligations related to the manufacture and delivery of product, the Company expects such obligations to be recognized as revenues within the next 12 months. With respect to the performance obligations related to research and development services, the Company expects such obligations to be recognized as revenue within the next three years as the specific timing for satisfying performance obligations is subjective and at times outside the Company's control.

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

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Revenue recognized during the three months ended March 31, 2026 that was included in the contract liability balance at the beginning of the period was $0.8 million.

Property, Plant and Equipment

Manufacturing equipment was purchased by a contract manufacturing organization on behalf of the Company in connection with technology transfer activities. Depreciation on the manufacturing equipment will be calculated using the units of production method if and when the Company receives FDA approval for the associated manufacturing site.

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

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, development of a pediatric formulation, support for manufacturing activities, and procurement activities. On April 8, 2025, total payments contemplated under the contract with BARDA were increased by $14.3 million to add funding for activities supporting manufacturing. On June 3, 2025, total payments contemplated under the contract with BARDA were increased by $13.2 million in connection with the development of the pediatric formulation of TPOXX®. As of March 31, 2026, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $630 million of payments, of which approximately $79.2 million of payments are included within the base period of performance, approximately $545.2 million of payments are related to exercised options, and up to approximately $5.6 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $79.2 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $59.5 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of March 31, 2026, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile and $34.0 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue was recognized in the second quarter of 2024 as the IV FDP containing such IV BDS was delivered to and accepted by the Strategic Stockpile.

The options that have been exercised as of  March 31, 2026, provide for payments up to approximately $545.2 million. As of  March 31, 2026, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $76.8 million for the manufacture of courses of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of March 31, 2026, a cumulative total of $450.2 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted; a cumulative total of $61.4 million of IV BDS or IV FDP has been either set aside in inventory or delivered to the Strategic Stockpile and accepted (IV BDS that has been set aside has been recorded as deferred revenue and will be recognized as revenue when the IV BDS is manufactured as IV FDP and delivered); and the Company has been cumulatively reimbursed $11.9 million in connection with post-marketing activities for oral and IV TPOXX®.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended March 31, 2026 and 2025, the Company recognized revenues of $5.1 million and $1.2 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery, and therefore at a point in time, for the three months ended March 31, 2026 was $1.2 million. No revenue was recognized for product delivery, and therefore no revenue was recognized at a point in time, for the three months ended March 31, 2025.

International Sales Activity

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the three months ended March 31, 2026, the Company did not recognize any international sales. During the three months ended March 31, 2025, the Company recognized $5.8 million of international sales consisting of a delivery of oral TPOXX® to one country.

International Commercial Agreements

MENA License Agreement

In March 2026, the Company entered into an exclusive license and distribution agreement with Hikma MENA FZE (“Hikma”) that gives Hikma the right to register and commercialize oral TPOXX® in the Middle East and North Africa (MENA) region. Under the terms of the agreement, the Company will be the sole manufacturer of tecovirimat and will supply finished product to Hikma.

Meridian Agreement

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

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Raw materials	$1,362,369	$1,015,805
Work in-process	49,067,894	41,234,186
Finished goods	6,064,687	6,804,882
Inventory	$56,494,950	$49,054,873

During the three months ended March 31, 2025, the Company recovered approximately $0.5 million from a contract manufacturing organization associated with a previous loss of inventory.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	373,541	471,298
Furniture and fixtures	314,434	314,434
Manufacturing equipment	1,023,437	289,575
Operating lease right-of-use assets	4,141,333	4,141,333
	8,272,773	7,636,668
Less – accumulated depreciation and amortization	(6,598,800)	(6,545,844)
Property, plant and equipment, net	$1,673,973	$1,090,824

Depreciation and amortization expense on property, plant, and equipment was $0.1 million for each of the three months ended March 31, 2026 and 2025.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Accrued dividends on unvested equity awards	$1,398,712	$674,865
Compensation	1,271,071	3,128,855
Inventory	952,368	244,879
Manufacturing equipment	733,862	—
Other	668,653	869,431
Lease liability, current portion	538,231	595,169
Professional fees	519,142	423,803
Research and development vendor costs	447,808	583,055
Accrued expenses and other current liabilities	$6,529,847	$6,520,057

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

There were no transfers between levels of the fair value hierarchy for the three months ended March 31, 2026. As of  March 31, 2026 and December 31, 2025, the Company had $56.3 million and $55.8 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 or Level 3 financial instruments as of  March 31, 2026 or December 31, 2025.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended March 31,
	2026	2025
Net loss for basic earnings per share	$(3,454,252)	$(408,223)
Weighted-average shares	71,649,957	71,427,527
Effect of potential common shares	—	—
Weighted-average shares: diluted	71,649,957	71,427,527
Loss per share: basic	$(0.05)	$(0.01)
Loss per share: diluted	$(0.05)	$(0.01)

For the three months ended March 31, 2026 and 2025, the Company incurred a loss and as a result, the equity instruments listed below were excluded from the calculation of diluted loss per share as the effect of the exercise, conversion or vesting of such instruments would have been anti-dilutive. The weighted average number of equity instruments excluded consists of:

	Three Months Ended March 31,
	2026	2025
Stock options (1)	583,623	154,653
Restricted stock units (2)	767,187	417,190
Restricted stock units with performance or market conditions	293,372	165,189

(1) Excludes options that have exercise prices below the average stock price.

(2) For the three months ended March 31, 2026 and 2025, the total excludes a weighted average of 50,645 and 40,075 cash-settled RSUs, respectively.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. In connection with many CMO purchase orders, reimbursement by CMOs for inventory losses is limited. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of March 31, 2026, the Company had approximately $3.5 million of purchase commitments associated with manufacturing obligations.

10. Related Party Transactions

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated ("M&F") entered into a ten-year Office Lease agreement (the "New HQ Lease"), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company's rental obligations consisted of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the three months ended March 31, 2026, the Company paid $0.1 million for rent and ancillary services associated with this lease. The Company had no outstanding payables or accrued expenses related to this lease as of March 31, 2026.

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

The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The following table provides the operating result of the Company's segment:

	Three Months Ended March 31,
	2026	2025
Revenue
Product sales and supportive services	$3,537,876	$5,821,247
Research and development	2,704,704	1,219,568
Total revenues	6,242,580	7,040,815
Less:
Cost of sales and supportive services	2,940,884	157,738
Employee expenses	4,498,076	4,170,921
R&D vendor expenses	1,184,666	921,460
Professional service fee expenses	497,050	1,288,644
Other segment items (1)	2,443,068	2,757,450
Other income, net	(1,277,480)	(1,684,983)
Benefit for income taxes	(589,432)	(162,192)
Net loss	$(3,454,252)	$(408,223)

(1) Other segment items include insurance, business development costs, regulatory and consultant expenses, as well as various general corporate costs.

Revenues by geographic region were as follows:

	Three Months Ended March 31,
	2026	2025
United States	$6,242,580	$1,219,568

International
Canada	—	5,821,247
Total International	—	5,821,247

Total revenues	$6,242,580	$7,040,815

12. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended March 31, 2026 and 2025, we recorded pre-tax loss of ($4.0) million and ($0.6) million, respectively, and a corresponding income tax benefit of $0.6 million and $0.2 million, respectively.

The effective tax rate for the three months ended March 31, 2026 was 14.6% compared to 28.4% for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 and 2025 differed from the U.S. statutory rate of 21% primarily as a result of state taxes and various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m).

13. Equity

The tables below present changes in stockholders' equity for the three months ended March 31, 2026 and 2025.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2025	71,611,302	$7,161	$241,885,214	$(43,070,803)	$—	$198,821,572
Net loss	—	—	—	(3,454,252)	—	(3,454,252)
Payment of common stock tendered for employee stock-based compensation tax obligations	(103,857)	(10)	(580,987)	—	—	(580,997)
Issuance of common stock upon vesting of RSUs	216,652	21	(21)	—	—	—
Cash dividend ($0.60)	—	—	—	(43,917,686)	—	(43,917,686)
Stock-based compensation	—	—	752,965	—	—	752,965
Balances at March 31, 2026	71,724,097	$7,172	$242,057,171	$(90,442,741)	$—	$151,621,602

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2024	71,404,669	$7,140	$238,635,635	$(22,838,012)	$—	$215,804,763
Net loss	—	—	—	(408,223)	—	(408,223)
Payment of common stock tendered for employee stock-based compensation tax obligations	(26,408)	(2)	(166,191)	—	—	(166,193)
Issuance of common stock upon vesting of RSUs	62,822	6	(6)	—	—	—
Stock-based compensation	—	—	902,280	—	—	902,280
Balances at March 31, 2025	71,441,083	$7,144	$239,371,718	$(23,246,235)	$—	$216,132,627

On March 26, 2026, the Board of Directors declared a special cash dividend of $0.60 per share on the common stock of the Company. The special cash dividend was paid on April 23, 2026 to shareholders of record at the close of business on April 7, 2026.

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

Operating lease costs totaled $0.2 million for each of the three months ended March 31, 2026 and 2025. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.2 million for each of the three months ended March 31, 2026 and 2025. As of March 31, 2026, the weighted-average remaining lease term of the Company’s operating leases was 1.00 years while the weighted-average discount rate was 9.95%.

Future cash flows under operating leases as of March 31, 2026 are expected to be as follows:

2026	$458,022
2027	165,916
Total undiscounted cash flows under leases	623,938
Less: Imputed interest	(22,922)
Present value of lease liabilities	$601,016

As of March 31, 2026, approximately $0.1 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 10, 2026 (the "2025 Form 10-K"). In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors. See the factors set forth under the heading “Forward-Looking Statements” at the end of this Item 2, and in Item 1A. “Risk Factors” of the 2025 Form 10-K.

Overview

SIGA Technologies, Inc. (“SIGA” or the “Company”) is a commercial-stage pharmaceutical company. The Company sells its lead product, the oral formulation of TPOXX® (“oral TPOXX®,” also known as "tecovirimat," "Tecovirimat-SIGA," or "TEPOXX (tecovirimat)" in certain international markets), to the U.S. Government and international governments (including government affiliated entities). In certain international markets, the Company may sell TPOXX® through a distributor. Additionally, the Company sells the intravenous formulation of TPOXX® ("IV TPOXX®") to the U.S. Government.

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

On July 24, 2025, the EMA’s Committee for Medicinal Products for Human Use ("CHMP") closed its third annual reassessment for Tecovirimat-SIGA and initiated a referral procedure for the product following questions over its effectiveness in the treatment of mpox. These questions were raised following receipt of results from certain non-SIGA sponsored clinical trials evaluating tecovirimat as a potential mpox treatment including the PALM007 and STOMP clinical trials. In the referral procedure, CHMP reviewed all available data on the safety and efficacy of Tecovirimat-SIGA for all its authorized indications in order to make a recommendation to the European Commission whether the marketing authorization should be maintained, modified, suspended or withdrawn. On March 27, 2026, the CHMP issued its opinion following the conclusion of its review. CHMP confirmed the positive benefit-risk balance of Tecovirimat-SIGA as a treatment for smallpox, cowpox and vaccinia complications, and recommended, based on the results of the mpox clinical trials, that the product no longer be used for the treatment of mpox. In April 2026, the MHRA requested SIGA align the Tecovirimat-SIGA label in the U.K. with the outcome of the referral procedure.

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

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, development of a pediatric formulation, support for manufacturing activities, and procurement activities. On April 8, 2025, total payments contemplated under the contract with BARDA were increased by $14.3 million to add funding for activities supporting manufacturing. On June 3, 2025, total payments contemplated under the contract with BARDA were increased by $13.2 million in connection with the development of the pediatric formulation of TPOXX®. As of March 31, 2026, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $630 million of payments, of which approximately $79.2 million of payments are included within the base period of performance, approximately $545.2 million of payments are related to exercised options and up to approximately $5.6 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $79.2 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $59.5 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of March 31, 2026, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile and $34.0 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue was recognized in the second quarter of 2024 as the IV FDP containing such IV BDS was delivered to and accepted by the Strategic Stockpile.

The options that have been exercised as of March 31, 2026, provide for payments up to approximately $545.2 million. As of March 31, 2026, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $76.8 million for the manufacture of courses of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of March 31, 2026, a cumulative total of $450.2 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted; a cumulative total of $61.4 million of IV BDS or IV FDP has been either set aside in inventory or delivered to the Strategic Stockpile and accepted (IV BDS that has been set aside has been recorded as deferred revenue and will be recognized as revenue when the IV BDS is manufactured as IV FDP and delivered); and the Company has been cumulatively reimbursed $11.9 million in connection with post-marketing activities for oral and IV TPOXX®.

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

U.S. Department of Defense Procurement Contracts

Since 2022, the Company has received three procurement contracts from the DoD, totaling $28 million in value, mostly in connection with the manufacture and delivery of oral TPOXX®. All deliveries specified under these contracts have been fulfilled.

International Sales Activity

In the three months ended March 31, 2026, the Company did not have international sales. In the three months ended March 31, 2025, the Company recognized $5.8 million of international sales consisting of a delivery of oral TPOXX® to one country.

International Commercial Agreements

MENA License Agreement

In March 2026, the Company entered into an exclusive license and distribution agreement with Hikma MENA FZE (“Hikma”) that gives Hikma the right to register and commercialize oral TPOXX® in the Middle East and North Africa (MENA) region. Under the terms of the agreement, the Company will be the sole manufacturer of tecovirimat and will supply finished product to Hikma.

Meridian Agreement

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

Mpox

In connection with the 2022 response to a global mpox outbreak, a series of observational and randomized, placebo-controlled clinical trials were initiated to assess the safety and efficacy of TPOXX® in participants with mpox. The purpose of these randomized clinical trials was to seek to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active mpox disease. As of March 31, 2026, three of the randomized, placebo-controlled clinical trials reported topline results: a randomized, placebo-controlled clinical trial in the Democratic Republic of the Congo ("DRC") known as PALM 007 (Tecovirimat for Treatment of Monkeypox Virus - NCT05559099), which was funded and sponsored by the National Institutes of Health's (NIH) National Institute of Allergy and Infectious Diseases (NIAID); the Study of Tecovirimat for Human Mpox Virus (STOMP) clinical trial (NCT05534984), which was a randomized, placebo-controlled, double-blind study also sponsored and funded by NIAID to evaluate the safety and efficacy of tecovirimat for the treatment of people with laboratory-confirmed or presumptive mpox disease that included enrollees from Argentina, Brazil, Japan, Mexico, Peru, Thailand, and the United States; and the UNITY clinical trial (Assessment of the Efficacy and Safety of Tecovirimat in Patients With Monkeypox Virus Disease - NCT NCT05597735), which was funded and sponsored by ANRS-Emerging Infectious Diseases, which included enrollees from Switzerland, Brazil, and Argentina. The PALM 007 study did not meet its primary endpoint of a statistically significant improvement in time to lesion resolution within 28 days post-randomization for patients in the DRC with mpox who received TPOXX® compared to patients who received placebo. Some improvement versus placebo was observed in patients receiving TPOXX® whose symptoms began five days or fewer before randomization and patients with severe or grave disease, defined by the World Health Organization (WHO) as having 100 or more skin lesions, however the significance of these data has not been established. Similarly, in the STOMP study, tecovirimat did not meet its primary endpoint of a statistically significant improvement in time to lesion resolution for adults with mild to moderate mpox and a low risk of developing severe disease. Additional analyses of subgroups, secondary and exploratory endpoints is ongoing in each of these studies. Topline data from the UNITY study, which was presented at a medical conference, also showed that the study did not meet its primary endpoint of a statistically significant improvement in time to lesion resolution for patients with mpox who received TPOXX® compared to patients who received placebo. In all three studies, TPOXX® exhibited a safety profile comparable to placebo. These safety results are consistent with prior studies and further support the strong safety profile that has been observed with tecovirimat over the past 15 years.

Two other randomized clinical trials, Platinum-CAN (Canada) and EPOXI (EU), which were started in response to the global mpox outbreak, are closed to enrollment and expected to yield similar results, given the design similarities across these trials.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Information regarding our critical accounting policies and estimates appears in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K. Our most critical accounting estimate is revenue recognition over time.

Results of Operations

The U.S. tariffs implemented in 2025 and continuing in 2026, and subsequently implemented retaliatory tariffs, did not materially impact our first quarter results. While the long-term effects remain uncertain, we continue to closely monitor the evolving tariff policy environment which presents a mix of impacts, with the potential for higher product and operating costs.

Three Months Ended March 31, 2026 and 2025

For the three months ended March 31, 2026, revenues from product sales and supportive services were $3.5 million. Such revenues include $1.2 million of IV TPOXX® sales to the U.S. Government under the 19C BARDA Contract as well as $2.3 million of reimbursed supportive services in connection with a manufacturing technology transfer. For the three months ended March 31, 2025, revenues from product sales and supportive services were $5.8 million. Such revenues include $5.8 million of oral TPOXX® sales to one international country.

Revenues from research and development activities for the three months ended March 31, 2026 and 2025, were $2.7 million and $1.2 million, respectively. The revenues for the three months ended March 31, 2026, were earned in connection with performance of research and development activities under the 19C BARDA Contract. The revenues for the three months ended March 31, 2025, were mostly earned in connection with performance of research and development activities under the 19C BARDA Contract. The increase of $1.5 million of revenue is primarily related to an increase in billable activities under the 19C BARDA Contract.

Cost of sales and supportive services for the three months ended March 31, 2026 and 2025 were $2.9 million and $0.2 million, respectively. Such costs in 2026 were primarily associated with the costs of supportive services in connection with a manufacturing technology transfer, as well as costs for the manufacture and delivery of courses of IV TPOXX® to the U.S. Government under the 19C BARDA Contract. Such costs in 2025 were associated with the manufacture and delivery of courses of oral TPOXX® partially offset by a recovery for inventory previously written off.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2026 and 2025 were $4.7 million and $5.7 million, respectively. The decrease of $1.0 million primarily reflects lower professional service fees and lower international business development expenses, partially offset by higher compensation costs.

Research and development (“R&D”) expenses for the three months ended March 31, 2026 and 2025 were $3.9 million and $3.5 million, respectively, reflecting an increase of approximately $0.4 million. The expense increase is primarily attributable to costs incurred in connection with the EMA referral procedure that was focused on mpox.

Other income, net for the three months ended March 31, 2026 and 2025 were $1.3 million and $1.7 million, respectively. These amounts reflect interest income earned on cash and cash equivalents.

For the three months ended March 31, 2026 and 2025, we recorded a pre-tax loss of ($4.0) million and a pre-tax loss of ($0.6) million, respectively, and a corresponding income tax benefit of $0.6 million and $0.2 million, respectively. The effective tax rates during the three months ended March 31, 2026 and 2025 were 14.6% and 28.4%, respectively. Our effective tax rates for the periods ended March 31, 2026 and 2025 differ from the statutory rate primarily as a result of state taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m).

Liquidity and Capital Resources

As of March 31, 2026, we had $145.6 million in cash and cash equivalents, compared with $155.0 million at December 31, 2025. We believe that our liquidity and capital resources will be sufficient to meet our anticipated requirements for at least the next twelve months from the issuance of these financial statements.

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

Net cash (used in)/provided by operating activities for the three months ended March 31, 2026 and 2025 was ($8.7) million and $7.1 million, respectively. For the three months ended March 31, 2026, the net cash used in operating activities primarily relates to the use of cash (net of research development revenues) for customary operating activities and inventory. For the three months ended March 31, 2025, the receipt of approximately $20 million from sales of TPOXX® to the U.S. Government and an international customer, all of which was from accounts receivable at December 31, 2024, as well as the receipt of investment income on cash and cash equivalents, was partially offset by the payment of approximately $8 million of income taxes as well as for the use of cash (net of research development revenues) for inventory and customary operating activities.

Investing Activities

For the three months ended March 31, 2026, there were no cash-related investing activities; acquisitions of equipment this quarter were not billed as of March 31, 2026. For the three months ended March 31, 2025, there was minimal (less than $25,000) cash-related investing activities.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2026 was $0.7 million, which was attributable to the payments of tax obligations in connection with stock issued to employees as well as payments of accrued dividends on vested equity awards. Cash used in financing activities for the three months ended March 31, 2025 was $0.2 million, which was attributable to the payment of tax obligations in connection with stock issued to employees.

Future Cash Requirements

As of March 31, 2026, we had outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $3.5 million.

On March 26, 2026, the Board of Directors declared a special cash dividend of $0.60 per share on the common stock of the Company. The special cash dividend was paid on April 23, 2026, to shareholders of record at the close of business on April 7, 2026.

Recently Issued Accounting Standards

For discussion regarding the impact of accounting standards that were recently issued but are not yet effective, on our condensed consolidated financial statements, see Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks, uncertainties, and assumptions. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations and statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to domestic and international customers, and the enforceability of our procurement contracts, such as the 19C BARDA Contract (the "BARDA Contract"), with the U.S. Biomedical Advanced Research and Development Authority ("BARDA"). The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  Such forward-looking statements are subject to various known and unknown risks and uncertainties, and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (ii) the risk that SIGA is not able to enter into new contracts to supply TPOXX® to the U.S. Government, (iii) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to continue to successfully market TPOXX® internationally, (iv) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (v) the risk that target timing for deliveries of product to customers, and the recognition of related revenues, are delayed or adversely impacted by the actions, or inaction, of contract manufacturing organizations, or other vendors, within the supply chain, or due to coordination activities between the customer and supply chain vendors, (vi) the risk that SIGA or its collaborators will not obtain or maintain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent SIGA from seeking, obtaining, or maintaining needed approvals to market these products, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the impacts of significant recent shifts in trade policies, including the imposition of tariffs, retaliatory tariff measures, and subsequent modifications or suspensions thereof, and market reactions to such policies and resulting trade disputes, (xiv) the risk of disruptions to SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts, (xv) risks associated with actions or uncertainties surrounding the debt ceiling, or the changes in the U.S. administration, and (xvi) the risk that the U.S. or foreign governments' responses (including inaction) to national or global economic conditions or infectious diseases, are ineffective and may adversely affect SIGA’s business, as well as the risks and uncertainties included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and SIGA's subsequent filings with the Securities and Exchange Commission. SIGA urges investors and security holders to read those documents free of charge at the SEC's website at http://www.sec.gov. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events. The information contained on any website referenced in this Form 10-Q is not incorporated by reference into this filing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company filed on March 10, 2026).
3.2	Amended and Restated By-laws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 12, 2025).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Indicates management contract or compensatory plan.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	May 7, 2026	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)