Form 10-Q
period 2026-09-30
SIGA TECHNOLOGIES INC
filed 2026-11-09
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026
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

As of October 26, 2026, the registrant had outstanding 71,855,015 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$116,380,386	$154,966,414
Accounts receivable	2,016,213	3,263,736
Inventory	41,594,073	49,054,873
Prepaid expenses and other current assets	5,547,353	5,571,841
Total current assets	165,538,025	212,856,864

Property, plant and equipment, net	1,376,079	1,090,824
Deferred tax asset, net	4,706,158	4,428,519
Goodwill	898,334	898,334
Other assets	129,507	192,893
Total assets	$172,648,103	$219,467,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$480,572	$824,522
Accrued expenses and other current liabilities	6,222,914	6,520,057
Deferred IV TPOXX® revenue	—	10,240,000
Income tax payable	34,123	408,000
Total current liabilities	6,737,609	17,992,579

Other liabilities	2,656,647	2,653,283
Total liabilities	9,394,256	20,645,862
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 71,855,015 and 71,611,302, issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	7,185	7,161
Additional paid-in capital	244,109,230	241,885,214
Accumulated deficit	(80,862,568)	(43,070,803)
Total stockholders’ equity	163,253,847	198,821,572
Total liabilities and stockholders’ equity	$172,648,103	$219,467,434

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Product sales and supportive services	$233,689	$889,748	$41,641,900	$85,835,855
Research and development	1,083,276	1,730,252	6,919,898	4,944,963
Total revenues	1,316,965	2,620,000	48,561,798	90,780,818

Operating expenses
Cost of sales and supportive services	575,660	1,002,083	21,077,729	26,714,283
Selling, general and administrative	4,621,909	4,786,511	14,443,914	15,949,749
Research and development	2,639,444	7,053,985	10,975,788	14,914,895
Total operating expenses	7,837,013	12,842,579	46,497,431	57,578,927
Operating (loss)/income	(6,520,048)	(10,222,579)	2,064,367	33,201,891
Other income, net	1,037,470	1,866,693	3,261,847	5,143,981
(Loss)/Income before income taxes	(5,482,578)	(8,355,886)	5,326,214	38,345,872
Benefit/(Provision) for income taxes	2,589,514	1,990,067	789,904	(9,636,811)
Net and comprehensive (loss)/income	$(2,893,064)	$(6,365,819)	$6,116,118	$28,709,061
Basic (loss)/income per share	$(0.04)	$(0.09)	$0.09	$0.40
Diluted (loss)/income per share	$(0.04)	$(0.09)	$0.09	$0.40
Weighted average shares outstanding: basic	71,849,132	71,604,956	71,751,272	71,499,984
Weighted average shares outstanding: diluted	71,849,132	71,604,956	71,895,843	71,801,188

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$6,116,118	$28,709,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	456,961	416,089
Stock-based compensation	2,822,681	2,910,823
Write down/(recovery) of inventory, net	(623,889)	471,971
Deferred income taxes, net	(277,639)	9,294,249
Deferred IV TPOXX® revenue	(10,240,000)	(90,800)
Changes in assets and liabilities:
Accounts receivable	1,247,523	18,675,895
Inventory	7,421,849	1,085,905
Prepaid expenses and other assets	87,875	(340,366)
Accounts payable, accrued expenses and other liabilities	(1,309,340)	7,123,239
Income tax payable	(373,877)	(7,923,805)
Net cash provided by operating activities	5,328,262	60,332,261
Cash flows from investing activities:
Capital expenditures	—	(314,470)
Cash used in investing activities	—	(314,470)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(598,641)	(433,763)
Payment of dividend	(43,315,649)	(43,028,706)
Cash used in financing activities	(43,914,290)	(43,462,469)
Net (decrease)/increase in cash and cash equivalents	(38,586,028)	16,555,322
Cash and cash equivalents at the beginning of period	154,966,414	155,400,262
Cash and cash equivalents at end of period	$116,380,386	$171,955,584

Supplemental disclosure of non-cash investing activities:
Purchase of manufacturing equipment	$743,062	$—

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements of SIGA Technologies, Inc. (“we,” “our,” “us,” “SIGA” or the “Company”) are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025, included in the Company's 2025 Annual Report on Form 10-K filed on March 10, 2026 (the "2025 Form 10-K"). All terms used but not defined elsewhere herein have the meaning ascribed to them in the 2025 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2025 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. As of September 30, 2026, the Company's active contractual performance obligations consist of the three performance obligations related to research and development services. The material performance obligations are referenced in Note 3. The aggregate amount of the transaction price allocated to current performance obligations as of  September 30, 2026 was $25.6 million. Current performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. With respect to the performance obligations related to research and development services, the Company expects such obligations to be recognized as revenue within the next two years as the specific timing for satisfying performance obligations is subjective and at times outside the Company's control.

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

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Revenue recognized during the nine months ended September 30, 2026 that was included in the contract liability balance at the beginning of the period was $10.6 million.

Inventory

Following the completion of all procurement activities under the 19C BARDA Contract, the Company continues to work with the U.S. government to secure a follow-on contract. While the Company intends to secure a new procurement contract, there can be no assurance as to the timing or terms of such new contract, and significant delays in securing such contract or terms different from prior contracts could materially impact the recoverability of inventory and the Company's financial position and results of operations.

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

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, development of a pediatric formulation, support for manufacturing activities, and procurement activities. On April 8, 2025, total payments contemplated under the contract with BARDA were increased by $14.3 million to add funding for activities supporting manufacturing. On June 3, 2025, total payments contemplated under the contract with BARDA were increased by $13.2 million in connection with the development of the pediatric formulation of TPOXX®. On August 7, 2026, total payments contemplated under the contract with BARDA were increased by $2.1 million to add funding for regulatory activities supporting oral TPOXX®. As of September 30, 2026, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $632.1 million of payments, of which approximately $81.3 million of payments are included within the base period of performance, approximately $545.2 million of payments are related to exercised options, and up to approximately $5.6 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $81.3 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $61.6 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of September 30, 2026, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile and $38.6 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP.

The options that have been exercised as of  September 30, 2026, provide for payments up to approximately $545.2 million. As of  September 30, 2026, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $76.8 million for the manufacture of courses of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of September 30, 2026, a cumulative total of $450.2 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted; a cumulative total of $76.8 million of IV FDP has been delivered to the Strategic Stockpile and accepted (IV BDS that had been set aside and recorded as deferred revenue was recognized as revenue when the IV FDP, containing IV BDS, was delivered); and the Company has been cumulatively reimbursed $13.9 million in connection with post-marketing activities for oral and IV TPOXX®.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract is recognized over time using an input method based on costs incurred to date relative to total estimated costs at completion. For the three months ended September 30, 2026 and 2025, the Company recognized revenues of $1.3 million and $2.6 million, respectively, on an over time basis. For the nine months ended September 30, 2026 and 2025, the Company recognized revenues of $10.0 million and $5.8 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery, and therefore at a point in time, for the nine months ended September 30, 2026 and 2025 was $25.6 million and $79.1 million, respectively. There was no revenue recognized for product delivery, and therefore at a point in time, for the three months ended September 30, 2026 and 2025.

International Sales Activity

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the nine months ended September 30, 2026, the Company has recognized $13 million of international sales. During the nine months ended September 30, 2025, the Company recognized $5.8 million of sales in connection with international contracts. There was no revenue recognized in connection with international contracts during the three months ended September 30, 2026 or September 30, 2025, respectively.

International Commercial Agreements

Canada Sales Agreement

On October 28, 2026, the Company announced that the Canadian Department of National Defence (the "CDND") awarded it a contract (the "Canadian DND Contract"), pursuant to which the CDND will purchase treatment courses of oral TPOXX® over five years for a total value of up to approximately $15 million by March 31, 2031, of which approximately $9 million represents firm commitments over the first three years of the contract and approximately $6 million is subject to option exercise by the CDND.

MENA License Agreement

In March 2026, the Company entered into an exclusive license and distribution agreement with Hikma MENA FZE (“Hikma”) that gives Hikma the right to register and commercialize oral TPOXX® in the Middle East and North Africa (MENA) region. Under the terms of the agreement, the Company will be the sole manufacturer of tecovirimat and will supply finished product to Hikma.

Meridian Agreement

The International Promotion Agreement with Meridian expired on May 31, 2026. Under the terms of the International Promotion Agreement, which was amended on March 27, 2024, and effective June 1, 2024, and further amended on August 30, 2024, the Company had primary responsibility for the advertising, promotion and sale of oral TPOXX® in all geographic regions. Meridian had limited, non-exclusive rights to advertise, promote, offer for sale and sell oral TPOXX® in the European Economic Area, Australia, Japan, Switzerland, the United Kingdom and the Association of Southeast Asian Nations and its member states (collectively, the “Current Territory”). Meridian also performed non-promotional activities under specified contracts with third parties entered into prior to June 1, 2024, that provided for the sale of oral TPOXX® in the Current Territory. The International Promotion Agreement entitled Meridian to receive a fee equal to a high single digit percentage of collected proceeds (whether collected by Meridian or the Company), net of certain expenses, of sales of oral TPOXX® in the Current Territory in the field of use specified in the International Promotion Agreement.

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

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Raw materials	$1,362,369	$1,015,805
Work in-process	29,170,709	41,234,186
Finished goods	11,060,995	6,804,882
Inventory	$41,594,073	$49,054,873

During the nine months ended September 30, 2026, the Company recognized a recovery of approximately $0.7 million from a contract manufacturing organization associated with a previous loss of inventory. During the nine months ended September 30, 2025, the Company wrote off approximately $0.9 million of inventory. In addition, during the nine months ended September 30, 2025, the Company recognized a recovery of approximately $0.5 million from a contract manufacturing organization associated with a previous loss of inventory.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	366,880	471,298
Furniture and fixtures	314,434	314,434
Manufacturing equipment	1,032,637	289,575
Operating lease right-of-use assets	4,141,333	4,141,333
	8,275,312	7,636,668
Less – accumulated depreciation and amortization	(6,899,233)	(6,545,844)
Property, plant and equipment, net	$1,376,079	$1,090,824

Depreciation and amortization expense on property, plant, and equipment was $0.5 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Compensation	1,997,703	3,128,855
Accrued dividends on unvested equity awards	1,297,486	674,865
Manufacturing equipment	743,062	—
Other	639,623	869,431
Research and development vendor costs	552,037	583,055
Professional fees	401,650	423,803
Inventory	316,748	244,879
Lease liability, current portion	274,605	595,169
Accrued expenses and other current liabilities	$6,222,914	$6,520,057

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

There were no transfers between levels of the fair value hierarchy for the nine months ended September 30, 2026. As of  September 30, 2026 and December 31, 2025, the Company had $57.3 million and $55.8 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 or Level 3 financial instruments as of  September 30, 2026 or December 31, 2025.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss)/income for basic earnings per share	$(2,893,064)	$(6,365,819)	$6,116,118	$28,709,061
Weighted-average shares	71,849,132	71,604,956	71,751,272	71,499,984
Effect of potential common shares	—	—	144,571	301,204
Weighted-average shares: diluted	71,849,132	71,604,956	71,895,843	71,801,188
(Loss)/Income per share: basic	$(0.04)	$(0.09)	$0.09	$0.40
(Loss)/Income per share: diluted	$(0.04)	$(0.09)	$0.09	$0.40

For the nine months ended September 30, 2026 and September 30, 2025, respectively, weighted-average diluted shares include the dilutive effect of in-the-money options and stock settled RSUs. The dilutive effect of stock-settled RSUs and options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Cash-settled RSUs were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the nine months ended September 30, 2026 and  September 30, 2025, respectively, because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of these RSUs, would have been anti-dilutive. Performance-based RSUs were excluded from the diluted earnings per share calculations for the nine months ended September 30, 2026 and September 30, 2025, respectively, as a result of the associated metrics/contingencies not being achieved. For the nine months ended September 30, 2026 and  September 30, 2025, respectively, the weighted average number of shares under the cash-settled RSUs excluded from the calculation of diluted earnings per share was 59,384 and 44,411 for the 2026 and 2025 periods, respectively.

For the three months ended September 30, 2026 and September 30, 2025, respectively, the Company incurred a loss and as a result, the equity instruments listed below were excluded from the calculation of diluted loss per share as the effect of the exercise, conversion or vesting of such instruments would have been anti-dilutive. The weighted average number of equity instruments excluded consists of:

	Three Months Ended September 30,
	2026	2025
Stock options	—	615,703
Restricted stock units (1)	63,974	731,264
Restricted stock units with performance or market conditions (2)	—	—

(1) For the three months ended September 30, 2026 and 2025, the total excludes a weighted average of 71,757 and 50,645 cash-settled RSUs, respectively.
(2) Performance-based RSUs were excluded as a result of the associated metrics/contingencies not being achieved.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. In connection with many CMO purchase orders, reimbursement by CMOs for inventory losses is limited. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of September 30, 2026, the Company had approximately $0.5 million of purchase commitments associated with manufacturing obligations.

10. Related Party Transactions

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated ("M&F") entered into a ten-year Office Lease agreement (the "New HQ Lease"), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company's rental obligations consisted of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the three and nine months ended September 30, 2026, the Company paid $0.1 million and $0.3 million, respectively, for rent and ancillary services associated with this lease. The Company had no outstanding payables or accrued expenses related to this lease as of September 30, 2026.

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

The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The following table provides the operating result of the Company's segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Product sales and supportive services	$233,689	$889,748	$41,641,900	$85,835,855
Research and development	1,083,276	1,730,252	6,919,898	4,944,963
Total revenues	1,316,965	2,620,000	48,561,798	90,780,818
Less:
Cost of sales and supportive services	575,660	1,002,083	21,077,729	26,714,283
Employee expenses	3,691,168	4,143,142	12,743,678	12,740,039
R&D vendor expenses	592,353	4,288,038	3,566,709	7,008,029
Professional service fee expenses	543,055	514,470	1,535,872	2,357,305
Other segment items (1)	2,434,777	2,894,846	7,573,443	8,759,271
Other income, net	(1,037,470)	(1,866,693)	(3,261,847)	(5,143,981)
(Benefit)/Provision for income taxes	(2,589,514)	(1,990,067)	(789,904)	9,636,811
Net (loss)/income	$(2,893,064)	$(6,365,819)	$6,116,118	$28,709,061

(1) Other segment items include insurance, business development costs, regulatory and consultant expenses, as well as various general corporate costs.

Revenues by geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$1,316,965	$2,620,000	$35,593,944	$84,959,571

International
Asia-Pacific	—	—	12,695,316	—
Europe	—	—	272,538	—
Canada	—	—	—	5,821,247
Total International	—	—	12,967,854	5,821,247

Total revenues	$1,316,965	$2,620,000	$48,561,798	$90,780,818

12. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended September 30, 2026 and 2025, we recorded pre-tax losses of $5.5 million and $8.4 million, respectively, and a corresponding income tax benefit of $2.6 million and $2.0 million, respectively.

For the nine months ended September 30, 2026 and 2025, we recorded pre-tax income of $5.3 million and $38.3 million, respectively, and a corresponding income tax benefit/(provision) of $0.8 million and ($9.6) million, respectively.

The effective tax rate for the three months ended September 30, 2026 was 47.2% compared to 23.8% for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 differed from the U.S. statutory rate of 21% primarily as a result of currently forecasted losses for the full year, state taxes and various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m). With respect to currently forecasted losses for the full year, such forecast is based on orders received to date and is subject to update upon the receipt of new procurement orders.

The effective tax rate for the nine months ended September 30, 2026 was (14.8%) compared to 25.1% for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 differed from the U.S. statutory rate of 21% primarily as a result of currently forecasted losses for the full year, state taxes and various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m). With respect to currently forecasted losses for the full year, such forecast is based on orders received to date and is subject to update upon the receipt of new procurement orders.

13. Equity

The tables below present changes in stockholders' equity for the three and nine months ended September 30, 2026 and 2025.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at June 30, 2026	71,844,042	$7,184	$243,262,409	$(77,978,958)	$—	$165,290,635
Net loss	—	—	—	(2,893,064)	—	(2,893,064)
Payment of common stock tendered for employee stock-based compensation tax obligations	(4,027)	—	(13,479)	—	—	(13,479)
Issuance of common stock upon vesting of RSUs	15,000	1	(1)	—	—	—
Cash dividend ($0.60 per share)	—	—	—	9,454	—	9,454
Stock-based compensation	—	—	860,301	—	—	860,301
Balances at September 30, 2026	71,855,015	$7,185	$244,109,230	$(80,862,568)	$—	$163,253,847

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2025	71,611,302	$7,161	$241,885,214	$(43,070,803)	$—	$198,821,572
Net income	—	—	—	6,116,118	—	6,116,118
Payment of common stock tendered for employee stock-based compensation tax obligations	(108,789)	(10)	(598,631)	—	—	(598,641)
Issuance of common stock upon vesting of RSUs	352,502	34	(34)	—	—	—
Cash dividend ($0.60 per share)	—	—	—	(43,907,883)	—	(43,907,883)
Stock-based compensation	—	—	2,822,681	—	—	2,822,681
Balances at September 30, 2026	71,855,015	$7,185	$244,109,230	$(80,862,568)	$—	$163,253,847

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at June 30, 2025	71,539,755	$7,154	$240,580,034	$(31,275,140)	$—	$209,312,048
Net loss	—	—	—	(6,365,819)	—	(6,365,819)
Payment of common stock tendered for employee stock-based compensation tax obligations	(36,194)	(4)	(241,453)	—	—	(241,457)
Issuance of common stock upon vesting of RSUs	107,741	11	(11)	—	—	—
Stock-based compensation	—	—	774,104	—	—	774,104
Balances at September 30, 2025	71,611,302	$7,161	$241,112,674	$(37,640,959)	$—	$203,478,876

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2024	71,404,669	$7,140	$238,635,635	$(22,838,012)	$—	$215,804,763
Net income	—	—	—	28,709,061	—	28,709,061
Payment of common stock tendered for employee stock-based compensation tax obligations	(67,045)	(6)	(433,757)	—	—	(433,763)
Issuance of common stock upon vesting of RSUs	273,678	27	(27)	—	—	—
Cash dividend ($0.60 per share)	—	—	—	(43,512,008)	—	(43,512,008)
Stock-based compensation	—	—	2,910,823	—	—	2,910,823
Balances at September 30, 2025	71,611,302	$7,161	$241,112,674	$(37,640,959)	$—	$203,478,876

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

Operating lease costs totaled $0.2 million for each of the three months ended September 30, 2026 and 2025. Operating lease costs totaled $0.5 million for each of the nine months ended September 30, 2026 and 2025. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.2 million for each of the three months ended September 30, 2026 and 2025. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.5 million for each of the nine months ended September 30, 2026 and 2025. As of September 30, 2026, the weighted-average remaining lease term of the Company’s operating leases was 0.55 years while the weighted-average discount rate was 9.95%.

Future cash flows under operating leases as of September 30, 2026 are expected to be as follows:

2026	$114,553
2027	165,916
Total undiscounted cash flows under leases	280,469
Less: Imputed interest	(5,864)
Present value of lease liabilities	$274,605

As of September 30, 2026, the lease liability is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

15. Subsequent Event

On November 4, 2026, the Company’s Chief Scientific Officer (“Officer”) informed the Company of his intent to retire as Executive Vice President and Chief Scientific Officer of the Company, effective November 9, 2026 (the “Retirement Date”).  The Company and the Officer have entered into a retirement and consulting agreement (the “Retirement and Consulting Agreement”) pursuant to which the Officer will provide the Company consulting services from his Retirement Date through May 9, 2028. The Company expects to incur an aggregate charge of approximately $1.8 million in the fourth quarter of 2026 in connection with the retirement of the Officer, which includes the value of vesting equity and is expected to be paid over the next two years. The charge does not include payments in connection with any consulting services under the Retirement and Consulting Agreement.

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

In addition to being approved by the FDA, oral TPOXX® (tecovirimat) has received regulatory approval from the European Medicines Agency ("EMA"), Health Canada, the Medicines and Healthcare Products Regulatory Agency ("MHRA") of the United Kingdom, and the Japanese Pharmaceuticals and Medical Devices Agency ("PMDA"). The EMA and MHRA have approved oral TPOXX® for the treatment of smallpox, cowpox, and vaccinia complications following vaccination against smallpox. PMDA has approved oral TPOXX® for the treatment of smallpox, monkeypox ("mpox"), cowpox, and vaccinia complications following vaccination against smallpox, and Health Canada has approved oral TPOXX® for the treatment of smallpox.

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

In connection with a potential FDA label expansion of oral TPOXX® for an indication covering smallpox post-exposure prophylaxis (“PEP”), the Company has completed an immunogenicity trial and an expanded safety trial. The timing of a potential submission of a supplemental New Drug Application to the FDA (“Supplemental NDA”) for a smallpox PEP indication for oral TPOXX® will be based on the completion of, and results from, sample analyses from the immunogenicity trial to be conducted by the U.S. Centers for Disease Control and Prevention ("CDC"). Based on recent feedback from the FDA, which requested that the Company perform additional validation and related laboratory work to help ensure the accuracy of results from the CDC's sample analysis, the Company expects its submission of a Supplemental NDA will occur in 2028.

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

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, development of a pediatric formulation, support for manufacturing activities, and procurement activities. On April 8, 2025, total payments contemplated under the contract with BARDA were increased by $14.3 million to add funding for activities supporting manufacturing. On June 3, 2025, total payments contemplated under the contract with BARDA were increased by $13.2 million in connection with the development of the pediatric formulation of TPOXX®. On August 7, 2026, total payments contemplated under the contract with BARDA were increased by $2.1 million to add funding for regulatory activities supporting oral TPOXX®. As of September 30, 2026, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $632.1 million of payments, of which approximately $81.3 million of payments are included within the base period of performance, approximately $545.2 million of payments are related to exercised options and up to approximately $5.6 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $81.3 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $61.6 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of September 30, 2026, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile and $38.6 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP.

The options that have been exercised as of September 30, 2026, provide for payments up to approximately $545.2 million. As of September 30, 2026, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $76.8 million for the manufacture of courses of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of September 30, 2026, a cumulative total of $450.2 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted; a cumulative total of $76.8 million of IV FDP has been delivered to the Strategic Stockpile and accepted (IV BDS that had been set aside and recorded as deferred revenue was recognized as revenue when the IV FDP, containing IV BDS, was delivered); and the Company has been cumulatively reimbursed $13.9 million in connection with post-marketing activities for oral and IV TPOXX®.

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

U.S. Department of Defense Procurement Contracts

Since 2022, the Company has received three procurement contracts from the DoD, totaling $28 million in value, mostly in connection with the manufacture and delivery of oral TPOXX®. All deliveries specified under these contracts have been fulfilled. There have been no deliveries in 2026.

International Sales Activity

In the nine months ended September 30, 2026, the Company has recognized $13 million of international sales. In the nine months ended September 30, 2025, the Company recognized $5.8 million of international sales consisting of a delivery of oral TPOXX® to one country. There was no revenue recognized in connection with international contracts during the three months ended September 30, 2026 or September 30, 2025, respectively.

International Commercial Agreements

Canada Sales Agreement

On October 28, 2026, the Company announced that the Canadian Department of National Defence (the "CDND") awarded it a contract (the "Canadian DND Contract"), pursuant to which the CDND will purchase treatment courses of oral TPOXX® over five years for a total value of up to approximately $15 million by March 31, 2031, of which approximately $9 million represents firm commitments over the first three years of the contract and approximately $6 million is subject to option exercise by the CDND.

MENA License Agreement

In March 2026, the Company entered into an exclusive license and distribution agreement with Hikma MENA FZE (“Hikma”) that gives Hikma the right to register and commercialize oral TPOXX® in the Middle East and North Africa (MENA) region. Under the terms of the agreement, the Company will be the sole manufacturer of tecovirimat and will supply finished product to Hikma.

Meridian Agreement

The International Promotion Agreement with Meridian expired on May 31, 2026. Under the terms of the International Promotion Agreement, which was amended on March 27, 2024, and effective June 1, 2024, and further amended on August 30, 2024, the Company had primary responsibility for the advertising, promotion and sale of oral TPOXX® in all geographic regions. Meridian had limited, non-exclusive rights to advertise, promote, offer for sale and sell oral TPOXX® in the European Economic Area, Australia, Japan, Switzerland, the United Kingdom and the Association of Southeast Asian Nations and its member states (collectively, the “Current Territory”). Meridian also performed non-promotional activities under specified contracts with third parties entered into prior to June 1, 2024, that provided for the sale of oral TPOXX® in the Current Territory. The International Promotion Agreement entitled Meridian to receive a fee equal to a high single digit percentage of collected proceeds (whether collected by Meridian or the Company), net of certain expenses, of sales of oral TPOXX® in the Current Territory in the field of use specified in the International Promotion Agreement.

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

Results of Operations

The U.S. tariffs implemented in 2025 and continuing in 2026, and subsequently implemented retaliatory tariffs, did not materially impact our third quarter or nine months ended September 30, 2026 results. While the long-term effects remain uncertain, we continue to closely monitor the evolving tariff policy environment which presents a mix of impacts, with the potential for higher product and operating costs.

Three Months Ended September 30, 2026 and 2025

For the three months ended September 30, 2026, revenues from product sales and supportive services were $0.2 million. Such revenues are comprised of $0.2 million of reimbursed supportive services in connection with a manufacturing technology transfer. For the three months ended September 30, 2025, revenues from product sales and supportive services were $0.9 million. Such revenues reflect supportive services for the period.

Revenues from research and development activities for the three months ended September 30, 2026 and 2025, were $1.1 million and $1.7 million, respectively. The revenues for the three months ended September 30, 2026, were earned in connection with performance of research and development activities under the 19C BARDA Contract. The revenues for the three months ended September 30, 2025, were also mostly earned in connection with performance of research and development activities under the 19C BARDA Contract. The decrease of $0.6 million of revenue is primarily related to a decrease in the quarter of billable activities under the 19C BARDA Contract.

Cost of sales and supportive services for the three months ended September 30, 2026 and 2025 were $0.6 million and $1.0 million, respectively. Costs in 2026 and 2025 were primarily related to supportive services in connection with a manufacturing technology transfer, as well as activities that maintain a regulatory-approved product for sale (such as stability testing and storage). The decrease in costs in 2026 is due to lower activity in the quarter, in comparison to the corresponding 2025 quarter, in connection with the manufacturing technology transfer.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2026 and 2025 were $4.6 million and $4.8 million, respectively. The decrease of $0.2 million primarily reflects lower corporate expenses in connection with consulting activities and support activities, partially offset by higher compensation costs.

Research and development (“R&D”) expenses for the three months ended September 30, 2026 and 2025 were $2.6 million and $7.1 million, respectively. The decrease of approximately $4.5 million is primarily attributable to lower self-funded research and development activities in 2026 in comparison to the corresponding quarter in 2025.

Other income, net for the three months ended September 30, 2026 and 2025 were $1.0 million and $1.9 million, respectively. These amounts reflect interest income earned on cash and cash equivalents.

For the three months ended September 30, 2026 and 2025, we recorded a pre-tax loss of $5.5 million and $8.4 million, respectively, and a corresponding income tax benefit of $2.6 million and $2.0 million, respectively. The effective tax rates during the three months ended September 30, 2026 and 2025 were 47.2% and 23.8%, respectively. Our effective tax rates for the periods ended September 30, 2026 and 2025 differ from the statutory rate primarily as a result of currently forecasted losses for the full year, state taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m). With respect to currently forecasted losses for the full year, such forecast is based on orders received to date and is subject to update upon the receipt of new procurement orders.

Nine Months Ended September 30, 2026 and 2025

For the nine months ended September 30, 2026, revenues from product sales and supportive services were $41.6 million. Such revenues include $25.6 million of IV TPOXX® sales to the U.S. Government under the 19C BARDA Contract, $13.0 million of sales to two international countries, as well as $3.0 million of reimbursed supportive services in connection with a manufacturing technology transfer. For the nine months ended September 30, 2025, revenues from product sales and supportive services were $85.8 million. Such revenues include $53.3 million of oral TPOXX® and $25.8 million of IV TPOXX® sales to the U.S. Government under the 19C BARDA contract and $5.8 million of oral TPOXX® sales to one international country, as well as $0.9 million of reimbursed supportive services in connection with a manufacturing technology transfer.

Revenues from research and development activities for the nine months ended September 30, 2026 and 2025, were $6.9 million and $4.9 million, respectively. The revenues for the nine months ended September 30, 2026, were earned in connection with performance of research and development activities under the 19C BARDA Contract. The revenues for the nine months ended September 30, 2025, were mostly earned in connection with performance of research and development activities under the 19C BARDA Contract. The increase of $2.0 million of revenue is primarily related to an increase in billable activities under the 19C BARDA Contract.

Cost of sales and supportive services for the nine months ended September 30, 2026 and 2025 were $21.1 million and $26.7 million, respectively. Such costs in 2026 were primarily associated with the costs for the manufacture and delivery of courses of IV TPOXX® to the U.S. Government under the 19C BARDA Contract, and the costs for the manufacture and delivery of oral TPOXX® to international countries. Such costs in 2025 were primarily associated with the manufacture and delivery of courses of oral and IV TPOXX® to the U.S. Government under the 19C BARDA contract.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2026 and 2025 were $14.4 million and $15.9 million, respectively. The decrease of $1.5 million primarily reflects lower corporate expenses across a range of functions and activities, including consulting activities, professional services, and international business development activities, partially offset by higher compensation costs.

Research and development (“R&D”) expenses for the nine months ended September 30, 2026 and 2025 were $11.0 million and $14.9 million, respectively, reflecting a decrease of approximately $3.9 million. The expense decrease is primarily attributable to lower self-funded research and development activities in 2026 in comparison to the corresponding nine month period in 2025, as well as lower compensation costs and regulatory costs.

Other income, net for the nine months ended September 30, 2026 and 2025 were $3.3 million and $5.1 million, respectively. These amounts reflect interest income earned on cash and cash equivalents.

For the nine months ended September 30, 2026 and 2025, we recorded a pre-tax income of $5.3 million and $38.3 million, respectively, and a corresponding income tax benefit/(provision) of $0.8 million and ($9.6) million, respectively. The effective tax rates during the nine months ended September 30, 2026 and 2025 were (14.8%) and 25.1%, respectively. Our effective tax rates for the periods ended September 30, 2026 and 2025 differ from the statutory rate primarily as a result of currently forecasted losses for the full year, state taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m). With respect to currently forecasted losses for the full year, such forecast is based on orders received to date and is subject to update upon the receipt of new procurement orders.

Liquidity and Capital Resources

As of September 30, 2026, we had $116.4 million in cash and cash equivalents, compared with $155.0 million at December 31, 2025. We believe that our liquidity and capital resources will be sufficient to meet our anticipated requirements for at least the next twelve months from the issuance of these financial statements.

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

Net cash provided by operating activities for the nine months ended September 30, 2026 and 2025 was $5.3 million and $60.3 million, respectively. For the nine months ended September 30, 2026, the net cash provided by operating activities primarily relates to the receipt of approximately $15 million from sales of IV TPOXX® from the U.S. Government, $13 million from the sales of oral TPOXX® to international countries, and $3 million from investment income, partially offset by the use of cash (net of research development revenues) for customary operating activities and inventory. For the nine months ended September 30, 2025, the receipt of approximately $85 million from sales of TPOXX® to the U.S. Government and an international customer, $20 million from sales of TPOXX® from accounts receivable at December 31, 2024, as well as the receipt of investment income on cash and cash equivalents, was partially offset by the payment of approximately $8 million of income taxes as well as for the use of cash (net of research development revenues) for inventory and customary operating activities.

Investing Activities

For the nine months ended September 30, 2026, there were no cash-related investing activities; acquisitions of equipment during the nine months ended September 30, 2026 were not billed as of September 30, 2026. For the nine months ended September 30, 2025, cash used in investing activities was primarily associated with the purchase of approximately $0.3 million of manufacturing equipment.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2026 was $43.9 million, which was mostly attributable to the payment of a special cash dividend of approximately $43.3 million as well as the payments of tax obligations in connection with stock issued to employees. Cash used in financing activities for the nine months ended September 30, 2025 was $43.5 million, which was mostly attributable to the payment of a special cash dividend of approximately $43.0 million.

Future Cash Requirements

As of September 30, 2026, we had outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $0.5 million.

In connection with the Retirement and Consulting Agreement discussed in Note 15 Subsequent Event, the Company expects to make cash payments, including those in connection with consulting services, totaling approximately $1.9 million over the next two years.

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

Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations and statements relating to the progress of SIGA’s development programs, and delivering products to domestic and international customers under our procurement contracts. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  Such forward-looking statements are subject to various known and unknown risks and uncertainties, and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that SIGA is not able to secure in a timely manner new contracts with the U.S. Government to substantially maintain or expand the U.S. Government stockpile of TPOXX®, (ii) the risk that SIGA may not complete the remaining performance under the 19C BARDA Contract (the "BARDA Contract"), with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") on schedule or in accordance with contractual terms, (iii) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to continue to successfully market TPOXX® internationally, (iv) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (v) the risk that target timing for deliveries of product to customers, and the recognition of related revenues, are delayed or adversely impacted by the actions, or inaction, of contract manufacturing organizations, or other vendors, within the supply chain, or due to coordination activities between the customer and supply chain vendors, (vi) the risk that SIGA or its collaborators will not obtain or maintain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (viii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent SIGA from seeking, obtaining, or maintaining needed approvals to market these products, (ix) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (x) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xi) the impacts of significant recent shifts in trade policies, including the imposition of tariffs, retaliatory tariff measures, and subsequent modifications or suspensions thereof, and market reactions to such policies and resulting trade disputes, (xii) the risk of disruptions to SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts, (xiii) risks associated with actions or uncertainties surrounding the debt ceiling, or changes in the U.S. political environment, and (xiv) the risk that the U.S. or foreign governments' responses (including inaction) to national or global economic conditions or infectious diseases, are ineffective and may adversely affect SIGA’s business, as well as the risks and uncertainties included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and SIGA's subsequent filings with the Securities and Exchange Commission. SIGA urges investors and security holders to read those documents free of charge at the SEC's website at http://www.sec.gov. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events. The information contained on any website referenced in this Form 10-Q is not incorporated by reference into this filing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On November 4, 2026, Dennis Hruby, Ph.D., informed the Company of his intent to retire as Executive Vice President and Chief Scientific Officer of the Company, and Dr. Hruby’s employment with the Company will end, effective November 9, 2026 (the “Retirement Date”). Dr. Hruby’s departure is without any disagreements with management. To help ensure a smooth transition of his responsibilities, Dr. Hruby and the Company agreed that he will transition to a consulting role with the Company. The Company and Dr. Hruby have entered into a retirement and consulting agreement (the “Retirement and Consulting Agreement”) pursuant to which Dr. Hruby will provide the Company consulting services from his Retirement Date through May 9, 2028 (the “Consulting Period”). During the Consulting Period, Dr. Hruby will be paid a monthly consulting fee of $20,000. In addition, pursuant to the Retirement and Consulting Agreement, Dr. Hruby is entitled to receive the following: (i) continued payment of his base salary as severance pay for a period of twenty-four months following the Retirement Date; (ii) accelerated vesting of all his unvested restricted stock units; and (iii) continued vesting of certain performance based restricted stock units, according to their terms. The Retirement and Consulting Agreement is subject to a customary release of claims in the Company’s favor.

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K of the Company filed on March 10, 2026).
3.2	Amended and Restated By-laws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 12, 2025).
10.1*	Retirement and Consulting Agreement, dated November 9, 2026, between SIGA Technologies, Inc. and Dennis E. Hruby.
10.2†	Amendment of Solicitation/Modification of Contract 00020, dated August 7, 2026, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Management contract, compensatory plan or arrangement.

†Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	November 9, 2026	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)